Form 10-Q
period 2011-08-31
Success Exploration & Resources Inc
filed 2011-10-14
CIK 1360752

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended August 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  333-167001

Success Exploration & Resources, Inc.

(Exact name of Small Business Issuer as Specified in its Charter)

Nevada

98-0232244

(State or Other Jurisdiction

(I.R.S. Employer

of Incorporation or

Identification

Organization)

Number)

21 Souriquouis Street, Chatham Ontario Canada N7M 2T1
(Address of registrant's Chief executive offices)

 Tel: (519) 380-9992

(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [  X ] No   [      ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   [  X   ] No   [    ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 4,377,000 outstanding as of October 10, 2011.

0

Success Exploration & Resources, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

2

ITEM 1.

 FINANCIAL STATEMENTS.

2

ITEM 2.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATION.

4

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

4

ITEM 4.

CONTROLS AND PROCEDURES.

4

ITEM 4T.

CONTROLS AND PROCEDURES.

4

PART II  OTHER INFORMATION

4

ITEM 1.

LEGAL PROCEEDINGS.

4

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

4

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

4

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

4

ITEM 5.

 OTHER INFORMATION.

4

ITEM 6.

EXHIBITS.

4

SIGNATURES

4

Success Exploration & Resources, Inc.

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements.

Success Exploration & Resources, Inc.

FINANCIAL STATEMENTS

For the Three Months ended August 31, 2011

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	Page	F-1
Statements of Operations	Page	F-2
Statements of Cash Flows	Page	F-3
Notes to the Financial Statements	Page	F-4 to F-7

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

SUCCESS EXPLORATION & RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	August 31, 2011	May 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$ 10,646	$ 13,576
Prepaid expenses	-	1,750
Total Current Assets	10,646	15,326
Total assets	$ 10,646	$ 15,326

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 1,875	$ 1,250
Notes payable - related party	28,588	25,489
Total current liabilities	30,463	26,739
Total liabilities	30,463	26,739

Stockholders' deficit:
Common Stock, $0.001 par value, 75,000,000 shares authorized; 4,377,000 issued and outstanding	4,377	4,377
Additional paid-in capital	42,258	42,258
Deficit accumulated during the exploration stage	(66,452)	(58,048)

Total stockholders' deficit	(19,817)	(11,413)

Total liabilities and stockholders’ deficit	$ 10,646	$ 15,326

See accompanying notes to the financial statements.

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

SUCCESS EXPLORATION & RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,		Inception (November 29, 2005) to August 31,
	2011	2010	2011

Revenue	$ -	$ -	$ -

Operating expenses:

Professional fees	7,500	1,220	54,484

General and administrative	911	784	13,292

Total operating expenses	8,411	2,004	67,776

NET LOSS FROM OPERATIONS	(8,411)	(2,004)	(67,776)

Other income:

Interest income	7	37	1,324

Total other income	7	37	1,324

NET LOSS	(8,404)	(1,967)	(66,452)

PER SHARE DATA:
Basic loss per common share	-	-	-

Weighted average number of common shares outstanding: basic	4,377,000	4,377,000	-

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

SUCCESS EXPLORATION & RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31,		Inception (November 29, 2005) to August 31,
	2011	2010	2011
Statement of Cash Flows
Cash flows from operating activities:

Net loss	$ (8,404)	$ (1,967)	$ (66,452)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,750	(5,455)	-
Increase (decrease) in accounts payable	625	-	1,875
Net cash used in operating activities	(6,029)	(7,422)	(64,577)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable -related party	3,099	7,422	28,588
Proceeds from sale of common stock	-	-	46,635
Net cash provided by financing activities	3,099	7,422	75,223

NET CHANGE IN CASH	(2,930)	1	10,646
CASH, BEGINNING OF PERIOD	13,576	26,705	-
CASH, END OF PERIOD	$ 10,646	$ 26,706	$ 10,646

Supplemental cash flow disclosures

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

SUCCESS EXPLORATION & RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended May 31, 2011 and 2010 and for the period Inception (November 29, 2005) to May 31, 2011 and notes thereto included in the Company’s S-1. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of operations

The Company is currently in the mineral resource business and has not yet found mineral resources in commercially exploitable quantities and is engaged in exploring land in an effort to discover them.  The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.  As of August 31, 2011 and May 31, 2011, there are no cash equivalents.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011 and May 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material effect on the Company’s financial statements.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (res m) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated revenues. As shown on the accompanying financial statements, the Company has incurred a net loss of $66,452 for the period Inception (November 29, 2005) to August 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing. If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, there are no formal agreements obliging any shareholder, officer or director to provide such funds and there is no assurance that they will do so. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, it is unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On May 18, 2007 the Company affected a 6-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the split discussed above.

For the three months ended August 31, 2011 and 2010, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of August 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

During the three months ended August 31, 2011, an officer and director of the Company loaned the Company $3,099. This loan is unsecured, bears no interest and is due upon demand.

As of August 31, 2011 and May 31, 2011, the balance owed to the related party is $28,588 and $25,489, respectively.

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

Item 2.

Management’s Discussion and  Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

SEC Rule 405 under the Securities Exchange Act defines a “shell company” as a registrant with no or nominal operations and no or nominal assets or just assets consisting entirely of cash. A shell company is required to identify itself as such on the cover page of its periodic SEC reports. In the event of certain corporate reorganizations effecting a change in control of the SEC reporting company with an otherwise privately held company, a shell company is required to make extensive additional disclosures regarding the shell company and the privately held company whose objective may be to become an SEC reporting, public company. We have identified ourselves as a shell company because of our limited operations and assets to date.  It is not our plan or intention to seek out or entertain proposals for reorganization of our company with any other company which would result in a change in control or change in our business objective of being a successful mining company. The point at which a potential shell company's operations and assets would no longer be considered nominal is not defined in the Rule and has not been clarified by any SEC pronouncements or judicial interpretations. We intend to re-evaluate our operations and assets as well as any additional legal clarification prior to the filing of every report to determine if it is appropriate to change our self determined status.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  We do not intend to update these forward-looking statements.

Overview

Success Exploration & Resources, Inc., (referred to herein as the “Company”, “we”, “us” and “our”) is primarily engaged in the mining business and the purpose of the company is to explore minerals for commercial use. The main focus is on the precious metal such as gold, diamond and silver. The secondary focus will be on the prime industrial metals such as copper and zinc. The mineralization focus is based on the market breadth and width for each type of mineral. The precious metals are used to hedge against economic fluctuations and for personal use, such as jewelry, and therefore its market is much greater than the industrial metals which, depends on economic conditions related to the manufacturing sector.

We will be engaged in the exploration of potential commercial mineral deposits. The current claims are without any known reserves.

Success Exploration & Resources, Inc was incorporated on November 29, 2005 in the State of Nevada. On December 1, 2005, the Company issued to an officer and director of the Company 1,500,000 shares of its $0.001 par value common stock at a price of $0.0017 per share for cash of $2,500. On May 11, 2007, the Company issued an officer and director of the Company 1,191,000 shares of its $0.001 par value common stock at a price of $0.0017 per share for cash of $1,985. On May 15, 2007, the Company issued to various investors of the Company a total of 1,686,000 shares of its $0.001 par value common stock at a price of $0.025 per share for cash of $42,150. There are no bankruptcy, receivership, or similar proceedings against the Company.

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

In April 2010 Alex Long contributed the Red Rupert Mining Claim to the Company. The Company recorded no cost or expenses related to the acquisition of this mining claim.

Our accumulated deficit as of the period ended on August 31, 2011 was $66,452 and as of May 31, 2011, the accumulated deficit was $58,048. During the three months ended August 31, 2011, the deficit increased by $8,404. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the three months ending August 31, 2011 should be read in conjunction with the Company’s financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the three months ended August 31, 2011 the Company recorded a net loss of $8,404 as compared to a loss of $1,967 for the three months ended August 31, 2010. This is an increase in the loss of approximately $6,439. The loss represents $0.0019 per common share. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

Three months ended

August 31, 2011       August 31, 2010

--------------

--------------

Revenues

Nil

Nil

Net loss

$8,404

$1,967

Loss per share-basic

 $0.00

$0.00

Cash dividends declared per share

Nil

Nil

August 31, 2011       May 31, 2011

--------------

--------------

Total Assets

$10,646

$15,326

Total Liabilities

$30,463

$26,739

As of August 31, 2011 the Company had total liabilities of $30,463 consisting of $1,875 in accounts payable and $28,588 in notes payable to related parties. Liabilities increased approximately $3,724 from May 31, 2011 due to an increase in accounts payable of $625 and notes payable to related parties of $3099.

The Company’s current assets at August 31, 2011, consisted of $10,646 in cash which decreased from $15,326 as of May 31, 2011. Total assets as of August 31, 2011 were $10,646.

Revenues

No revenue was generated by the Company's operations during the three months ended August 31, 2011 or since inception (November 29, 2005).

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $8,404 consist of professional fees and general and administrative expenses in the amounts of $7,500 and $911, respectively.

Plan of Operations

Our plan of operations for the next twelve months is to raise the $2,000,000 capital as per our S-1 filing and principally use the offering proceeds to finance the mineral exploration program and to provide working capital necessary to complete the exploration and drilling phase for our mineral properties. There is no guarantee we will raise all or any of the two million dollars pursuant to the S-1 offering, in which case we would have to reduce or cancel our mineral exploration program and therefore lessen our chances to find valuable commercial deposits.

Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Access to the claim is restricted each year due to snow in the area. This means that our exploration activities are limited.

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably not have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we will raise additional capital to expand our operations. We cannot guarantee that we will be able to raise that capital, in which event; our operations may be required to be curtailed.

Liquidity and Capital Resources

Overview – Quarter ended August 31, 2011

We had cash of $10,646 as of August 31, 2011, compared to cash of $15,326 as of May 31, 2011. We had a working capital deficiency of $19,817 as of August 31, 2011, compared to a working capital deficiency of $11,413 as of May 31, 2011.

Cash and Working Capital

The Company’s assets are recorded at cost less any allowance for un-collectibles, depreciation, amortization, and impairment. The total assets at August 31, 2011 were $10,646. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

Management continually reviews its overall capital and funding needs to ensure that the capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company’s future capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, management believes that the Company will continue to increase our net capital through the proceeds from sales of our securities. The Company currently maintains minimal cash balances and is funded by management and shareholder loans to satisfy monthly cash requirements in the interim by external funding.

Cash Used in Operating Activities

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

Cash used in operating activities was $6,029 for the three months ended August 31, 2011 compared to $7,422 for the three months ended August 31, 2010. We funded the cash used in operating activities primarily through shareholders loans.

Investing Activities

We undertook no investing activities during the three months ended August 31, 2011.

Financing Activities

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In May 2007, the Company authorized subscription agreements for 1,686,000 common shares pursuant to the issuer’s Registration Statement filed on Form S-1 which became effective August 22, 2011. The total proceeds of $42,150 were deposited in May 2007 and the shares were issued May 15, 2007.

We will continue to incur professional fees and those fees may increase because of our reporting status and the required filings for requisite quarterly and annual reports with the Securities and Exchange Commission. We expect that we will have additional filings whereby our auditors may be required to examine further financial reports. We are aware that audit fees have generally increased as a function of the increased reporting requirements mandated by Sarbanes-Oxley Act. We are optimistic that our business activities will increase, which will require auditing procedures over a greater transaction base.

We expect our other administrative expenses to increase in the next quarter as our legal fees may increase as we further our strategic goals and additional advice and/or opinions may be required.

Due to the foregoing factors, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in rapidly evolving markets. We cannot assure you that we will successfully address such risks and challenges.  In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

As of August 31, 2011 the total amount owing to the president is $28,588 for monies loaned to date.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

Success Exploration & Resources, Inc. currently invests its cash balances, in excess of its current needs in an interest bearing account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at August 31, 2011.

Item 4.

Controls and Procedures.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13(a)-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective.

PART II  OTHER INFORMATION

Item 1.

Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

 Item 5.

 Other Information.

None.

Item 6.

Exhibits.

               31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

               31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

               32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

               32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESS EXPLORATION & RESOURCES, INC.

(Registrant)

Dated: October 10, 2011

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Chief Executive Officer)

Dated: October 10, 2011

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Chief Financial Officer)

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

Exhibit 31.1

CERTIFICATION

I, Alex Long, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Success Exploration & Resources, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: October 10, 2011

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Chief Executive Officer)

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

Exhibit 31.2

CERTIFICATION

I, Ian Hunter, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Success Exploration & Resources, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: October 10, 2011

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Chief Financial Officer)

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2011, as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 10, 2011

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Chief Financial Officer)

Form 10Q – Quarter-ending August 31, 2011

           Page

Success Exploration & Resources, Inc.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2011, as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 10, 2011

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Chief Executive Officer)

18

Form 10Q – Quarter-ending August 31, 2011

           Page