Form 10-Q
period 2011-11-29
Success Exploration & Resources Inc
filed 2012-01-10
CIK 1360752

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended November 30, 2011

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

Common, $.001 par value per share: 4,377,000 outstanding as of January 4, 2012.

Success Exploration & Resources, Inc.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS.

2

ITEM 2.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATION.

8

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

10

ITEM 4.

CONTROLS AND PROCEDURES.

11

ITEM 4T.

CONTROLS AND PROCEDURES.

11

PART II - OTHER INFORMATION

11

ITEM 1.

LEGAL PROCEEDINGS.

11

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

11

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

11

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

11

ITEM 5.

OTHER INFORMATION.

11

ITEM 6.

EXHIBITS.

11

SIGNATURES

11

Success Exploration & Resources, Inc.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Success Exploration & Resources, Inc.

FINANCIAL STATEMENTS

For the Three Months and Six Months ended November 30, 2011

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	Page	F-1
Statements of Operations	Page	F-2
Statements of Cash Flows	Page	F-3
Notes to the Financial Statements	Page	F-4 to F-7

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30, 2011	May 31, 2011
	(Unaudited)	(Audited)
Statement of Financial Position
ASSETS
Current Assets:
Cash	2,739	13,576
Prepaid expenses	-	1,750
Total Current Assets	2,739	15,326
TOTAL ASSETS	$2,739	$15,326

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	1,875	1,250
Notes payable, related party	28,589	25,489
Total current liabilities	30,464	26,739
Total Liabilities	30,464	26,739

Stockholders' Deficit
Common Stock: $0.001; 75,000,000 shares authorized; 4,377,000 issued and outstanding	4,377	4,377
Additional paid-in capital	42,258	42,258
Deficit accumulated during the exploration stage	(74,360)	(58,048)

Total stockholders' Deficit	(27,725)	(11,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2,739	15,326

See accompanying notes to the financial statements.

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					Inception
					(November 29,
	For the Three Months Ended		For the Six Months Ended		2005) to
	November 30,		November 30,		November 30,
	2011	2010	2011	2010	2011

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Professional fees	5,236	2,375	12,736	3,595	59,720
General and administrative	2,493	1,768	3,585	2,552	15,966
Total operating expenses	7,729	4,143	16,321	6,147	75,686

NET LOSS FROM OPERATIONS	(7,729)	(4,143)	(16,321)	(6,147)	(75,686)

Other income:
Interest income	2	26	9	63	1,326
Total other income	2	26	9	63	1,326

NET LOSS	$ (7,727)	$ (4,117)	$ (16,312)	$ (6,084)	$ (74,360)

PER SHARE DATA:

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding: basic	4,377,000	4,377,000	4,377,000	4,377,000

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS UNAUDITED

			Inception
	For the Six Months Ended		(November 29,
			2005) to
	November 30,		August 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (16,312)	$ (6,084)	$ (74,360)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,750	-	-
Increase (decrease) in accounts payable	625	(5,355)	1,875

Net cash used in operating activities	(13,937)	(11,439)	(72,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	3,100	11,396	28,589
Proceeds from sale of common stock	-	-	46,635

Net cash from financing activities	3,100	11,396	75,224

NET CHANGE IN CASH	(10,837)	(43)	2,739
CASH, BEGINNING OF PERIOD	13,576	26,705	-
CASH, END OF PERIOD	$ 2,739	$ 26,662	$ 2,739

Supplemental cash flow disclosures

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

SUCCESS EXPLORATION & RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of November 30, 2011 and May 31, 2011, there are no cash equivalents.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2011 and May 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated  revenues. As shown on the accompanying financial

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

statements, the Company has incurred a net loss of $74,360 for the period Inception (November 29, 2005) to November 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On May 18, 2007 the Company effected a 6-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the split discussed above.

For the three months ended November 30, 2011 and 2010, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of November 30, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

As of November 30, 2011 and May 31, 2011, the balance owed to the related party is $28,589 and $25,489, respectively. This note is payable to the officer and director of the Company.  The note is due on demand and bears no interest.

Form 10Q – Quarter-ending November 30, 2011

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

Our accumulated deficit as of the period ended on November 30, 2011 was $74,360 and as of May 31, 2011, the accumulated deficit was $58,048. During the three months ended November 30, 2011, the deficit increased by $7,727. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the Company for the three months ending November 30, 2011 should be read in conjunction with the Company’s financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the three months ended November 30, 2011 the Company recorded a net loss of $7,727 as compared to a loss of $4,117 for the three months ended November 30, 2010. This is an increase in the loss of $3,610 primarily due to increased professional fees. The loss represents ($0.0018) per common share. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

During the six months ended November 30, 2011 the Company recorded a net loss of $16,312 as compared to a loss of $6,084 for the six months ended November 30, 2010. This is an increase in the loss of approximately $10,228 primarily due to increased professional fees. The loss represents ($0.0037) per common share. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

Three months ended

November 30, 2011       November 30, 2010

Revenues

Nil

Nil

Net loss

$7,727

$4,117

Loss per share-basic

$0.00

$0.00

Cash dividends declared per share

Nil

Nil

November 30, 2011

May 31, 2011

Total assets

$2,736

$15,326

Total liabilities

$30,464

$26,739

As of November 30, 2011 the Company had total liabilities of $30,464 consisting of $1,875 in accounts payable and $28,589 in notes payable to related parties. Liabilities increased approximately $3,725 from May 31, 2011 due to an increase in accounts payable of $625 and notes payable to related parties of $3,100.

The Company’s current assets at November 30, 2011, consisted of $2,739 in cash which decreased from $13,576 as of May 31, 2011. Total assets as of November 30, 2011 were $2,739.

Revenues

No revenue was generated by the Company's operations during the three months ended November 30, 2011 or since inception (November 29, 2005).

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss of $7,727 consist of professional fees and general and administrative expenses in the amounts of $5,236 and $2,493 respectively.

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

We cannot predict with certainty what revenues we can expect during the next twelve months, and we believe that we probably will not have enough revenue, when added to our cash on hand, to pay our operating expenses for the next twelve months. We anticipate that we will raise additional capital to expand our operations. We cannot guarantee that we will be able to raise that capital, in which event; our operations may be required to be curtailed.

Liquidity and Capital Resources

Overview – Quarter ended November 30, 2011

We had cash of $2,739 as of November 30, 2011, compared to cash of $13,576 as of May 31, 2011. We had a working capital deficiency of $27,725 as of November 30, 2011, compared to a working capital deficiency of $11,413 as of May 31, 2011.

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

Cash and Working Capital

The Company’s assets are recorded at cost less any allowance for un-collectibles, depreciation, amortization, and impairment. The total assets at November 30, 2011 were $2,739. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities

Cash used in operating activities was $13,937 for the six months ended November 30, 2011 compared to $11,439 for the six months ended November 30, 2010. We funded the cash used in operating activities primarily through shareholders loans.

Investing Activities

We undertook no investing activities during the three months ended November 30, 2011.

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

Due to the foregoing factors, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable exploration-stage companies in rapidly evolving markets. We cannot assure you that we will successfully address such risks and challenges.  In addition, we cannot assure you that we will generate revenues or that we will become profitable in the future.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Other Information - Certain Relationships and Related Transactions

We intend that any transactions between us and our officers, directors, principal stockholders, affiliates or advisors will be on terms no less favorable to us than those reasonably obtainable from third parties.  To date, several related party transactions have taken place.

As of November 30, 2011 the total amount owing to the president is $28,589 for monies loaned to date.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

Success Exploration & Resources, Inc. currently invests its cash balances, in excess of its current needs in an interest bearing account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at November 30, 2011.

.

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

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective.

PART II - OTHER INFORMATION

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

               31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

               32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

               32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESS EXPLORATION & RESOURCES, INC.

        (Registrant)

Dated: January 4, 2012

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

Dated: January 4, 2012

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

Form 10Q – Quarter-ending November 30, 2011

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

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Dated: January 4, 2012

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

Form 10Q – Quarter-ending November 30, 2011

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

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Dated: January 4, 2012

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2011, as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 4, 2012

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

Exhibit 32.1

Form 10Q – Quarter-ending November 30, 2011

           Page

Success Exploration & Resources, Inc.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2011, as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 4, 2012

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(ChiefExecutive Officer)

16

Form 10Q – Quarter-ending November 30, 2011

           Page