Form 10-Q
period 2012-02-29
Success Exploration & Resources Inc
filed 2012-04-11
CIK 1360752

___________________________________________________________________________                                                           _

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended February 29, 2012

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
(Address of registrant's principal executive offices)

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

Common, $.001 par value per share: 4,521,000 outstanding as of March 19, 2012.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Success Exploration & Resources, Inc.

FINANCIAL STATEMENTS

For the Three Months and Nine Months ended February 29, 2012

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	Page	F-1
Statements of Operations	Page	F-2
Statements of Cash Flows	Page	F-3
Notes to the Financial Statements	Page	F-4 to F-5

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	February 29, 2012	May 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	38,711	13,576
Prepaid expenses	1,750	1,750
Total Current Assets	40,461	15,326
TOTAL ASSETS	$ 40,461	$ 15,326

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ -	$ 1,250
Notes payable, related party	40,784	25,489
Total current liabilities	40,784	26,739
Total Liabilities	40,784	26,739

Stockholders' Deficit
Common Stock: $0.001; 75,000,000 shares authorized; 4,521,000 and 4,377,000 issued and outstanding as of February 29, 2012 and May 31, 2011, respectively	4,521	4,377
Additional paid-in capital	78,114	42,258
Deficit accumulated during the exploration stage	(82,958)	(58,048)

Total stockholders' Deficit	(323)	(11,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	40,461	15,326

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					Inception
					(November 29,
	For the Three Months Ended		For the Six Months Ended		2005) to
	February 29/28,		February 29/28		February 29,
	2012	2011	2012	2011	2012

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Professional fees	5,500	1,000	18,236	5,595	65,220
General and administrative	3,098	2,014	6,683	4,565	19,064
Total operating expenses	8,598	3,014	24,919	10,160	84,284

NET LOSS FROM OPERATIONS	(8,598)	(3,014)	(24,919)	(10,160)	(84,284)

Other income:
Interest income	-	14	9	76	1,326
Total Other Income (Expense)	-	14	9	76	1,326

NET LOSS	$ (8,598)	$ (3,000)	$ (24,910)	$ (10,084)	$ (82,958)

PER SHARE DATA:

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding: basic	4,427,637	4,377,000	4,393,879	4,377,000

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS UNAUDITED

			Inception
	For the Nine Months Ended		(November 29,
			2005) to
	February 29/28,		February 29,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (24,910)	$ (10,084)	$ (82,958)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	-	(1,750)
(Decrease) in accounts payable	(1,250)	(5,818)	-

Net cash used in operating activities	(26,160)	(15,902)	(84,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	15,295	11,360	40,784
Proceeds from sale of common stock	36,000	-	82,635

Net cash provided by financing activities	51,295	11,360	123,419

NET CHANGE IN CASH	25,135	(4,542)	38,711
CASH, BEGINNING OF PERIOD	13,576	26,704	-
CASH, END OF PERIOD	$ 38,711	$ 22,162	$ 38,711

Supplemental cash flow disclosures

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended May 31, 2011 and 2010 and for the period from Inception (November 29, 2005) to May 31, 2011 and notes thereto included in the Company’s S-1. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of February 29, 2012 and May 31, 2011, there are no cash equivalents.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2012 and May 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-12 and believes that none of them will have a material effect on the Company’s financial statements.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common shares and dilutive share equivalents outstanding. During periods when common stock equivalents, if any are anti-dilutive they are not considered in the computation.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues. As shown on the accompanying financial statements, the Company has incurred a net loss of $82,958 for the period from Inception (November 29, 2005) to February 29, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

On May 18, 2007 the Company effected a 6-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the split discussed above.

For the three months ended February 29, 2012 and February 28, 2011, 144,000 and 0 shares were issued for cash at $0.25 and $0 per share, respectively.

NOTE 5 – WARRANTS AND OPTIONS

As of February 29, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

As of February 29, 2012 and May 31, 2011, the balance owed to the related party is $40,784 and $25,489, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On April 2, 2012 the Company decided not to renew the Red Rupert mining claim. Management determined that due to challenges in access and various changing conditions the claim was no longer economically feasible. The Company recorded no cost or expenses related to the acquisition or abandonment of this mining claim.

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

Success Exploration & Resources, Inc was incorporated on November 29, 2005 in the State of Nevada. On December 1, 2005, the Company issued to an officer and director of the Company 1,500,000 shares of its $0.001 par value common stock at a price of $0.0017 per share for cash of $2,500. On May 11, 2007, the Company issued an officer and director of the Company 1,191,000 shares of its $0.001 par value common stock at a price of $0.0017 per share for cash of $1,985. On May 15, 2007, the Company issued to various investors of the Company a total of 1,686,000 shares of its $0.001 par value common stock at a price of $0.025 per share for cash of $42,150.  In January, 2012, the company authorized various subscription agreements for 144,000 shares of its $0.001 par value common stock and a price of $0.25 per share for cash of $36,000.  There are no bankruptcy, receivership, or similar proceedings against the Company.

In April 2010 Alex Long contributed the Red Rupert Mining Claim to the Company. The Company recorded no cost or expenses related to the acquisition of this mining claim.

On April 2, 2012 the Company decided not to renew the Red Rupert claims due to various changing conditions.

Our accumulated deficit as of the period ended on February 29, 2012 was $82,958 and as of May 31, 2011, the accumulated deficit was $58,048. During the nine months ended February 29, 2012, the deficit increased by $24,910. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending February 29, 2012 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the three months ended February 29, 2012 the Company recorded a net loss of $8,598 as compared to a loss of $3,000 for the three months ended February 28, 2011. This is an increase in the loss of approximately $5,598. The loss represents $0.002 per common share. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

Three months ended

Nine month ended

February 29, 2012           February 28, 2011

February 29, 2012      February 28, 2011

--------------

--------------

--------------

--------------

Revenues

Nil

Nil

Nil

Nil

Net Loss

$8,598

$3,000

$24,910

$10,084

Loss per share-basic

$0.00

$0.00

$0.01

$0.00

Cash dividends declared per share

Nil

Nil

Nil

Nil

February 29, 2012           May 31, 2011

--------------

--------------

Total Assets

$40,461

$15,362

Total Liabilities

$40,784

$26,739

As of February 29, 2012 the Company had total liabilities of $40,784 consisting of $-0- in accounts payable and $40,784 in notes payable to related parties. Liabilities increased approximately $14,045 from May 31, 2011 due to a decrease in accounts payable of $1,250 and an increase in notes payable to related parties of $15,295.

The Company’s current assets at February 29, 2012, consisted of $38,711 in cash which increased from $13,576 as of May 31, 2011 and $1,750 in prepaid expenses which was $1,750 as of May 31, 2011. Total assets as of February 29, 2012 were $40,461.

Revenues

No revenue was generated by the Company's operations during the three months ended February 29, 2012 or since inception (November 29, 2005).

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss for the three months ended February 29, 2012 of $8,598 consist of professional fees and general and administrative expenses in the amounts of $5,500 and $3,098 respectively.

The significant components of expense that have contributed to the operating loss for the nine months ended February 29, 2012 of $24,919 consist of professional fees and general and administrative expenses in the amounts of $18,236 and $6,683 respectively.

During the nine months ended February 29, 2012 the Company recorded a net loss of $24,910 as compared to a loss of $10,084 for the nine months ended February 28, 2011. This is an increase in the loss of approximately $14,826. The loss represents $0.006 per common share.

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

Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Access to the claim is restricted each year due to snow in the area. This means that our exploration activities are limited. Due to these limitations and other various changing conditions on April 2, 2012 the company decided not to renew the Red Rupert claims.

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

Liquidity and Capital Resources

Overview – Quarter ended February 29, 2012

We had cash of $38,711 as of February 29, 2012, compared to cash of $13,576 as of May 31, 2011. We had a working capital deficiency of $323 as of February 29, 2012, compared to a working capital deficiency of $11,413 as of May 31, 2011.

Cash and Working Capital

The Company’s assets are recorded at cost less any allowance for un-collectibles, depreciation, amortization, and impairment. The total assets at February 29, 2012 were $40,461. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities

Cash used in operating activities was $26,160 for the nine months ended February 29, 2012 compared to $15,902 for the nine months ended February 28, 2011. We funded the cash used in operating activities primarily through shareholder loans and stock issuances.

Investing Activities

We undertook no investing activities during the three months ended February 29, 2012.

Financing Activities

Cash provided by financing activities was $51,295 for the nine months ended February 29, 2012 compared to $11,360 for the nine months ended February 28, 2011.  This cash was provided primarily through shareholder loans and stock issuances.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In May 2007, the Company authorized subscription agreements for 1,686,000 common shares pursuant to the issuer’s Registration Statement filed on Form S-1 which became effective August 22, 2011. The total proceeds of $42,150 were deposited in May 2007 and the shares were issued May 15, 2007.  In January 2012, the company authorized subscription agreements for 144,000 common shares.  The total proceeds of $36,000 were deposited in January 2012 and the shares were issued January 31, 2012.

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

As of February 29, 2012 the total amount owing to the president is $40,784 for monies loaned to date.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Success Exploration & Resources, Inc. currently invests its cash balances, in excess of its current needs in an interest bearing account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at February 29, 2012.

Item 4.

Controls and Procedures.

Management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are ineffective in reaching that level of assurance.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

 Item 5.

 Other Information.

None.

Item 6.

Exhibits.

               31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

               31.2

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

               32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

               32.2

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESS EXPLORATION & RESOURCES, INC.

        (Registrant)

Dated: April 5, 2012

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Principal Executive Officer)

Dated: April 5, 2012

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Principal Financial Officer)

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

Dated: April 5, 2012

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Principal Executive Officer)

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

Dated: April 5, 2012

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended February 29, 2012, as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 5, 2012

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended February 29, 2012 as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 5, 2012

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Principal Executive Officer)