Form 10-K
period 2012-05-31
Success Exploration & Resources Inc
filed 2012-08-16
CIK 1360752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

For the fiscal year ended May 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [     ]

Commission file number 333-167001

Success Exploration & Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0232244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 SOURIQUOIS STREET CHATHAM ONTARIO CANADA	N7M 2T1
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (519) 380-9992

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
COMMON	OTC BULLETIN BOARD

Securities registered pursuant to Section 12(g) of the Act:

COMMON
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ]   No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ]   No[x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]   No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [ ] No [ x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [x]    No[ ]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 30, 2011 was $nil based on a $nil closing price for the Common Stock on November 31, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
4,521,000 shares of common stock issued & outstanding as of July 31, 2012

     DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Success Exploration and Resources, Inc., a Nevada corporation, unless otherwise indicated.

Corporate History

The Company was incorporated on November 29, 2005 (Date of Inception) under the laws of the State of Nevada, as Success Exploration & Resources, Inc. Incorporator Alexander Long (its sole Officer, Director, Treasurer, and Secretary). Our principal executive offices are located at 21 Souriquois Street, Chatham, Ontario, Canada N7M 2T1. Our telephone number is 519-380-9992. Our website is www.successexploration.com

Other than as set out herein, we have not been involved any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and mining tailing reprocessing projects. Our business was previously focused on one mineral project in which we held interests, the Red Rupert Mining Claim assigned to us on April 28, 2010, which we have abandoned.

Competition

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

•

keeping our costs low;

•

relying on the strength of our management’s contacts; and

•

using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Intellectual Property

We hold copyright in the contents of our website, www.successexploration.com. However, certain materials licensed from third parties (such as photographs, for example) may appear on our website from time to time. We have not filed for any protection of our trademark, and we do not have any other intellectual property.

Government Regulation

The British Columbia Ministry of Energy and Mines governs the operations of all mines with in the province of British Columbia. The Federal Government has jurisdiction over the Province regarding Fisheries as well as environmental concerns.

There are significant differences in obtaining a permit for a Placer Mine, like the Red Rupert Mining Claim property. Placer Mining operations takes 30 to 90 days. The reason for this is the impact Hard Rock Mining can have on the environment and local communities verses Placer Mining. There are no dangerous chemicals or emission required or allowed to be used in Placer Mining and they are a much smaller operation that are usually seasonal compared to Hard Rock Mines that are permanent requiring a large infrastructure.

The first step to be taken in Placer Mining is to have legal possession of the land you are to mine. Then you must apply for a permit and that application is called “Notice of Work and Reclamation Program on a Placer Property”. This application is (presently) forwarded to the Regional Mines Inspector who advises the applicant of any deficiencies if any and advises of the amount of bonding required for reclamation. The bonding amount is usually based on the amount of surface area disturbed and varies from location to location.

First Nations are also now involved in the approval of all mining permits and have never to date declined the approval of a Placer Mining permit. Once the Mines Inspector has approved the “Notice of Work and Reclamation Program on a Placer Property” he will authorize the issuance of a permit allowing the applicant to commence operation under the guidelines set forth. These guidelines include but may not be limited to a closed circuit water system for washing the material being processed and the plant and tailings ponds 100 meter distances from any streams or lakes. Tailings ponds to be constructed as set forth in the regulations and the mines site kept in a neat and orderly fashion allowing all equipment to work without endangering operations of one another. There must also be certified environment fuel storage tanks on site and limited fire-fighting equipment such as pick axes, shovels, water spray cans and a first aid attendant with a Level One First Aid Kit, stretcher and backboard available along with Satellite phone communication to local air ambulance and hospitals. The reclamation may be carried out as the mining progresses or at the end of the mining season being no later than November 1st of each year and in the event of abandonment before equipment is removed from property. The Mines Inspector inspects the mining operation once or twice during an operating year.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of July 31, 2012, we have one full-time employee, our President and CEO, Alexander Long. He currently contributes approximately 40 hours per week to us. We also have one part time employee, Jonathan Long, our Secretary, Treasurer Chief Financial Officer and Principal Accounting Officer, who contributes approximately 8 hours per week to company business.

We currently engage independent contractors in the areas of accounting and legal services. We do not plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services.

Research and Development

We have not spent any amounts on which have been classified as research and development activities in our financial statements during the last two fiscal years.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from debt financing in the form of notes payable to our principal shareholder. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Subsidiaries

We have no subsidiaries.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov .

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

We do not expect positive cash flow from operations in the near term. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business.

We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•

drilling, exploration and completion costs for future mining projects  beyond our expectations; or

•

we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of gold and silver. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold, silver or other minerals, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Exploration for mineral reserves is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration programs do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

The search for valuable minerals as a business is extremely risky. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the properties that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

As we undertake exploration of mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several Federal and Provincial governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Canada or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares for significant amount of services or raise funds through the sale of equity securities.

Our organizing documents authorize the issuance of 70,000,000 shares of common stock with a par value of $0.001 and five million preferred shares. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our directors and officers are residents of countries other than the United States and investors may have difficulty enforcing any judgments against such persons within the United States.

Our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Jonathan Long our CFO, Secretary, Treasurer and director, has other time commitments that will prevent him from devoting full-time to our operations, which may affect our operations.

Because Jonathan Long, who is responsible for some of our business activities, does not devote his full working time to operation and management of us, the implementation of our business plans may be impeded. Mr. J. Long  has other obligations and time commitments, which may slow our operations and impact our financial results. Additionally, when Mr. Long becomes unable to handle the daily operations on his own, we may not be able to hire additional qualified personnel to replace him in a timely manner. If this event should occur, we may not be able to implement our business plan in a timely manner or at all.

Risks Related to the Ownership of Our Stock

Because there is no public trading market for our common stock, you may not be able to resell your shares.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do wish to resell your shares, you will have to locate a buyer and negotiate your own sale. As a result, you may be unable to sell your shares, or you may be forced to sell them at a loss.

We cannot assure you that there will be a market in the future for our common stock. The trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares you purchase from the selling security holders.

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of $35,000 for the next 12 months, which will require us to issue additional equity securities and or debt instruments. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time-consuming, difficult, and costly.

It will be time-consuming, difficult and costly for us to develop and implement the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional personnel to do so, and if we are unable to comply with the requirements of the legislation we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

Under Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending June 30, 2011. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities. While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at Suite 21 Souriquois Street, Chatham, Ontario, Canada, N7M 2T1 and we pay no rent for the use of this space. Our telephone number is 519-380-9992 and our internet site is located at www.successexploration.com.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board. Our trading symbol is SCXR.

On July 31, 2012, the list of stockholders for our shares of common stock showed 53 registered stockholders and 4,521,000 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on November 29, 2005. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of May 31, 2012, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2012.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2012 and May 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Not accounting for our working capital deficit of $6,704, we require funds of approximately $35,000 at a minimum to proceed with our plan of operation over the next twelve months. Although we do have the funds necessary to cover our projected operating expenses for the next twelve month period, we may be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities or the issuance of debt instruments.

If we are not able to obtain additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest significant funds in capital expenditures during the twelve-month period ending May 31, 2013.

General and Administrative Expenses

We expect to spend $35,000 during the twelve-month period ending May 31, 2013 on general and administrative expenses including legal and auditing fees, office expenses and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending May 31, 2013.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2013.

Results of Operations for the Years Ended May 31, 2012 and May 31, 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2012 and 2011.

Our operating results for the years ended May 31, 2012 and 2011 are summarized as follows:

		Year Ended
		May 31
		2012		2011

Revenue	$	Nil	$	Nil
Operating Expenses		$31,300		$22,295
Net Loss		$(31,291)		$(22,206)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the years ended May 31, 2012 and May 31, 2011 are outlined in the table below:

	Year Ended
	May 31

	2012	2011

Professional fees	$21,986	$16,233
General and administrative	$9,314	$6,062

The increase in operating expenses for the year ended May 31, 2012, compared to fiscal 2011, was mainly due to cost increases related the reporting requirements of US Securities and Exchange Commission.

Liquidity and Financial Condition

As of May 31, 2012, our total assets were $38,711, our total liabilities were $45,415 and we had a working capital deficit of $6,704. Our financial statements report a net loss of $31,291 for the year ended May 31, 2012, and a net loss of $89,339 for the period from November 29, 2005 (date of inception) to May 31, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
		At		At
		May 31,		May 31,
		2012		2011

Net Cash (Used in) Operating Activities		$(30,791)		$(28,525)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$55,926		$15,396
Cash (decrease) increase during the year		$25,135		$(13,129)

We had cash in the amount of $38,711 as of May 31, 2012 as compared to $13,576 as of May 31, 2011. We had a working capital deficit of $6,704 as of May 31, 2012 compared to working capital deficit of $11,413 as of May 31, 2011.

Our principal sources of funds have been from sales of our common stock and borrowings from our principal shareholder, officer, director.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $35,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	20,000
General and administrative expenses	12 months	15,000
Total		35,000

We intend to meet our cash requirements for the next 12 months through cash held by the Company in accredited banking institutions and a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

We will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on property acquisition, staking and servicing costs. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard established a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Impairment of long-lived assets

The Company evaluates the recoverability of the net carrying value of its equipment and identifiable intangible assets with definite lives, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized as a charge to earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on our company’s financial position, operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

SUCCESS EXPLORATION & RESOURCES, INC.
(An Exploration Stage Company)
Financial Statements

May 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Success Exploration and Resources, Inc.

We have audited the accompanying balance sheets of Success Exploration and Resources, Inc. (An Exploration Stage Company) (the “Company”) as of May 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2012 and 2011 and for the period from inception (November 29, 2005) through May 31, 2012. Success Exploration and Resources, Inc’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Exploration and Resources, Inc. (An Exploration Stage Company) as of May 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended May 31, 2012 and 2011 and for the period from inception (November 29, 2005) through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/De Joya Griffith, LLC

Henderson, Nevada

July 28, 2012

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS AUDITED

	May 31,	May 31,
	2012	2011
ASSETS

Current assets:
Cash	$ 38,711	$ 13,576
Prepaid expenses	-	1,750
Total current assets	38,711	15,326

Total assets	$ 38,711	$ 15,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ -	$ 1,250
Notes payable - related party	45,415	25,489
Total current liabilities	45,415	26,739

Total liabilities	45,415	26,739

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding as of
May 31, 2012 and May 31, 2011, respectively.	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 4,521,000 and 4,377,000 shares issued and outstanding
as of May 31, 2012 and May 31, 2011, respectively	4,521	4,377
Additional paid-in capital	78,114	42,258
Deficit accumulated during development stage	(89,339)	(58,048)
Total stockholders' deficit	(6,704)	(11,413)

Total liabilities and stockholders' deficit	$ 38,711	$ 15,326

See accompanying notes to the financial statements

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
AUDITED

			Inception
			(November 29,
	For the Years Ended		2005) to
	May 31,		May 31,
	2012	2011	2012

Revenue	$ -	$ -	$ -

Operating Expenses:
Professional fees	21,986	16,233	68,970
General and administrative	9,314	6,062	21,695
Total operating expenses	31,300	22,295	90,665

NET LOSS FROM OPERATIONS	(31,300)	(22,295)	(90,665)

Other income:
Interest income	9	89	1,326
Total other income (expense)	9	89	1,326

NET LOSS	$ (31,291)	$ (22,206)	$ (89,339)

PER SHARE DATA:

Basic loss per common share	$ (0.01)	$ (0.01)

Weighted average number of
common shares outstanding: basic	4,427,153	4,377,000

See accompanying notes to the financial statements

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AUDITED

						Deficit
						Accumulated
					Additional	During	Total
	Common Shares		Common Shares		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
December 1, 2005
Issuance of common stock for cash	-	$ -	1,500,000	$1,500	$ 1,000	$ -	$ 2,500

Net loss						(2,440)	(2,440)

Balance, May 31, 2006	-	-	1,500,000	1,500	1,000	(2,440)	60

May 11, 2007
Issuance of common stock for cash	-	-	1,191,000	1,191	794	-	1,985

May 15, 2007
Issuance of common stock for cash	-	-	1,686,000	1,686	40,464	-	42,150

Net loss						(323)	(323)

Balance, May 31, 2007	-	-	4,377,000	4,377	42,258	(2,763)	43,872

Net loss						(4,416)	(4,416)

Balance, May 31, 2008	-	-	4,377,000	4,377	42,258	(7,179)	39,456

Net loss						(670)	(670)

Balance, May 31, 2009	-	-	4,377,000	4,377	42,258	(7,849)	38,786

Net loss						(27,993)	(27,993)

Balance, May 31, 2010	-	-	4,377,000	4,377	42,258	(35,842)	10,793

Net loss						(22,206)	(22,206)

Balance, May 31, 2011	-	-	4,377,000	4,377	42,258	(58,048)	(11,413)

January 28, 2012
Issuance of common stock for cash	-	-	144,000	144	35,856	-	36,000

Net loss						(31,291)	(31,291)

Balance, May 31, 2012	-	$ -	4,521,000	$4,521	$78,114	$(89,339)	$(6,704)

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
AUDITED

			Inception
			(November 29,
	For the Years Ended		2005) to
	May 31,		May 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (31,291)	$ (22,206)	$ (89,339)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,750	(1,750)	-
Increase (decrease) in accounts payable	(1,250)	(4,569)	-

Net cash used in operating activities	(30,791)	(28,525)	(89,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	19,926	15,396	45,415
Proceeds from sale of common stock	36,000	-	82,635

Net cash provided by financing activities	55,926	15,396	128,050

NET CHANGE IN CASH	25,135	(13,129)	38,711
CASH AT BEGINNING OF PERIOD	13,576	26,705	-
CASH AT END OF PERIOD	38,711	$ 13,576	38,711

Supplemental cash flow disclosures
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the financial statements

SUCCESS EXPLORATION & RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on November 29, 2005 (Date of Inception) under the laws of the State of Nevada, as Success Exploration & Resources, Inc.

The Company has not commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered an exploration stage company.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31.

Nature of operations

The Company is currently in the mineral resource business and has not yet found mineral resources in commercially exploitable quantities and is engaged in exploring land in an effort to discover them. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of May 31, 2012 and 2011, there are no cash equivalents.

Mineral claim payments and exploration expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration of its unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent development costs of the property will be capitalized. To date the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed. The Company also considers the provisions of ASC 360 which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights where proven or probable reserves are present, or when the Company intends to carry out an exploration program and has the funds to do so.

Revenue recognition

The Company will recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period from Inception (November 29, 2005) to May 31, 2012.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As at May 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of May 31, 2012 and 2011, no income tax expense has been incurred.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2012-02 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 29, 2005) through the period ended May 31, 2012 of ($89,339) and a working capital deficit of ($6,704). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – INCOME TAXES

At May 31, 2012 and 2011, the Company had federal operating loss carry forwards of $89,339 and $58,048, respectively, which begin to expire in 2025.

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2012 and 2011:

2012

2011

Deferred tax assets:

Net operating loss carryforward

$31,269

$20,317

Total deferred tax assets

  31,269

  20,317

Less: Valuation allowance

(31,269)

(20,317)

Net deferred tax assets

$     -0-

$      -0-

The valuation allowance for deferred tax assets as of May 31, 2012, was $31,269, which will begin to expire in 2025. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2012 and 2011 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31, 2012 and 2011:

2012

2011

Federal statutory rate

(35.0)%

(35.0)%

State taxes, net of federal benefit

(0.00)%

(0.00)%

Change in valuation allowance

  35.0%

  35.0%

Effective tax rate

  0.00%

  0.00%

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock.

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock.

On May 18, 2007, the Company effected a 6-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the stock split discussed above.

Common Stock

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

On January 28, 2012 the Company issued to various investors of the Company a total of 144,000 shares of its $0.001 par value common stock at a price of $0.25 per share for cash of $36,000

As of May 31, 2012 and 2011, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of May 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

During the year ended May 31, 2006, an officer and director of the Company paid $100 in filing fees to the Securities and Exchange Commission. This loan bears no interest and is due upon demand.

During the year ended May 31, 2006, an officer and director of the Company paid $200 in filing fees to the Nevada Secretary of State. This loan bears no interest and is due upon demand.

During the year ended May 31, 2007, an officer and director of the Company paid $200 in filing fees to the Nevada Secretary of State. This loan bears no interest and is due upon demand.

During the year ended May 31, 2008, an officer and director of the Company paid $385 in filing fees to the Nevada Secretary of State. This loan bears no interest and is due upon demand.

During the year ended May 31, 2009, an officer and director of the Company paid $125 in filing fees to the Nevada Secretary of State. This loan bears no interest and is due upon demand.

During the year ended May 31, 2010, an officer and director of the Company paid for various expenses of the Company totaling $9,083. This loan bears no interest and is due upon demand.

During the year ended May 31, 2011, an officer and director of the Company paid for various expenses of the Company totaling $16,360. This loan bears no interest and is due upon demand.

During the year ended May 31, 2012, an officer and director of the Company paid for various expenses of the Company totaling $26,763. This loan bears no interest and is due upon demand.

As of May 31, 2012 and 2011, the balance owed to the related party is $45,415 and $25,489, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012.

Our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive office) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2012 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of May 31, 2012, our company’s internal control over financial reporting was ineffective.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Alexander Long	President, Chief Executive Officer and Director	54	November 29, 2005

Jonathan Long	Chief Financial Officer , Treasurer, Secretary and Director	22	November 29, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Alex Long – President, Chief Executive Officer and Director

Mr. Alexander Long has a history of bringing into being small businesses and developing them into profitable ventures. In February of 1993 he launched Canada’s Finest Beers Ltd. As the president of this company, Mr. Long purchased all the necessary equipment and was personally in charge of the company’s production. He brought on board a European brew master as well as an engineer from Labbatt Breweries of Canada. Mr. Long also acquired the essential federal and provincial licensing required and assisted in the marketing and advertising aspects of the product. He saw the development of the company to completion and negotiated the sale of the company in March of 1997.

From April 1996 to the present, Mr. Long has operated a similar project, Canada’s Finest Waters Inc., as its president. Starting the company with the intention of bottling spring and mineral water, he spent more than eighteen months conducting research, planning and development. During that time he also joined the International Bottled Water Association; attending trade shows, workshops and seminars on bottled water. Mr. Long visited various water bottling companies in the US and Canada and also brought together labeling, marketing and delivery companies to facilitate production.

Mr. Long does not have any professional training or technical credentials in the exploration, development and operation of mines. However, over the last 5 years he has attended trade shows and seminars throughout Canada pertaining to the mining and resources sector. Mr. Long carries a free mining certificate for the leasing of claims in British Columbia of both hard rock and placer. He has also done extensive exploration and prospecting throughout British Columbia on numerous current and closed mining properties

Jonathan Long - Chief Financial Officer, Treasurer, Secretary and Director

Jonathan Long, (Alex Long’s son) graduated high school in 2005.  He has very limited experience in prospecting mining claims, the operation of technical instrumentation used in staking mining claims and sufficient administrative skills so as to function as our corporate secretary

Mr. A. Long will devote his full time attention to the operations of our company. Mr. J. Long will devote approximately 8 hours per week to the business operations of our company.

Family Relationships

Other than the father/son relationship between Mr. A Long and Mr. J. Long, there are no other family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written to promote:

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of  responsibility;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reposting of violations of the Code; and

•

accountability for adherence to the Code.

Our Code of Ethics and Business Conduct will filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Success Exploration & Resources, Inc., 21 Souriqouis Street, Chatham, Ontario, Canada, N7M 2T1.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

each of our two executive officers who were serving as executive officers at the end of the years ended May 31, 2012 and 2011

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Long President and Chief Executive Officer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jonathan Long Financial Officer, Treasurer and Secretary	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Stock Options/SAR Grants

During the period from inception to May 31, 2012, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2012 or May 31, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended May 31, 2012.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to May 31, 2012.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 31, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Owner (1)	Class

Alexander Long	1,500,000 common	33.18%

Stuart William Craig	60,000 common	1.33%
Jonathan Long	1,191,000 common	26.34%

All Officers and Directors As a Group	2,895,000 common	64.03%
*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2012. As July 31, 2012, there were 4,521,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws, the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $27,894 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Director Independence

We currently act with six directors, consisting of Alexander Long, Garry Payie, Ian Hunter, Jonathan Long, Ron Kirby, and Stuart Craig. We have determined that none of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2012 and for fiscal year ended May 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	2012 ($)	2011 ($)
Audit Fees	4,000	4,000
Audit Related Fees	6,500	5,250
Tax Fees	-	-
All Other Fees		-
Total	10,500	9,250

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
No.

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form S-1 filed on August 8, 2011).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 8, 2011).

Exhibit	Description
No.

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUCCESS EXPLORATION & RESOURCES, INC.

/s/ Alexander Long
Alexander Long
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2012

/s/ Jonathan Long

Jonathan Long
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: August 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Long	President, Chief Executive Officer and
	Director	August 16, 2012
Alexander Long

/s/ Jonathan Long	Chief Financial Officer, Secretary,
	Treasurer and Director	August 16, 2012
Jonathan Long

EXHIBIT 31.1

SUCCESS EXPLORATION AND RESOURCES, INC.

CERTIFICATIONS

I, Alexander Long, certify that:

1.            I have reviewed this Annual Report on Form 10-K of Success Exploration & Resources, Inc.;

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.            The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.            The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 16, 2012

/s/ Alexander Long
Alexander Long
President, Chief Executive Officer and Director
(Principal Executive Officer)

EXHIBIT 31.2

SUCCESS EXPLORATION AND RESOURCES, INC.

CERTIFICATIONS

I, Jonathan Long, certify that:

1.            I have reviewed this Annual Report on Form 10-K of Success Exploration & Resources, Inc.;

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.            The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.            The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 16, 2012

/s/ Jonathan Long
Jonathan Long
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Alexander Long, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Annual Report on Form 10-K of Success Exploration & Resources, Inc.; for the year ended May 31, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Success Exploration & Resources, Inc.;.

Dated: August 16, 2012

/s/ Alexander Long
Alexander Long
President, Chief Executive Officer and Director
(Principal Executive Officer)
Success Exploration & Resources, Inc.;

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Success Exploration & Resources, Inc.; and will be retained by Success Exploration & Resources, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Jonathan Long, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Annual Report on Form 10-K of Success Exploration & Resources, Inc.;. for the year ended May 31, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Success Exploration & Resources, Inc.;.

Dated: August 16, 2012

/s/ Jonathan Long
Jonathan Long
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Success Exploration & Resources, Inc.;

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Success Exploration & Resources, Inc.; and will be retained by Success Exploration & Resources, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.