Form 10-Q
period 2012-08-31
Success Exploration & Resources Inc
filed 2012-10-02
CIK 1360752

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended August 31, 2012

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

Common, $.001 par value per share: 4,521,000 outstanding as of October 1, 2012.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

2

ITEM 1.

FINANCIAL STATEMENTS.

2

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

8

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

11

ITEM 4.

CONTROLS AND PROCEDURES.

11

ITEM 4T.

CONTROLS AND PROCEDURES.

12

PART II - OTHER INFORMATION

12

ITEM 1.

LEGAL PROCEEDINGS.

12

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

12

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

12

ITEM 4.

MINE SAFETY DISCLOSURES.

12

ITEM 5.

OTHER INFORMATION.

12

ITEM 6.

EXHIBITS.

12

SIGNATURES

13

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Success Exploration & Resources, Inc.

FINANCIAL STATEMENTS

For the Three Months ended August 31, 2012

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	Page	3
Statements of Operations	Page	4
Statements of Cash Flows	Page	5
Notes to the Financial Statements	Page	6-7

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
UNAUDITED

	August 31,	May 31,
	2012	2012
ASSETS

Current assets:
Cash	$ 38,711	$ 38,711
Total current assets	38,711	38,711

Total assets	$ 38,711	$ 38,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ 2,000	$ -
Notes payable - related party	54,111	45,415
Total current liabilities	56,111	45,415

Total liabilities	56,111	45,415

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
as of August 31, 2012 and May 31, 2012, respectively	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 4,521,000 shares issued and outstanding
as of August 31, 2012 and May 31, 2012, respectively	4,521	4,521
Additional paid-in capital	78,114	78,114
Deficit accumulated during development stage	(100,035)	(89,339)
Total stockholders' deficit	(17,400)	(6,704)

Total liabilities and stockholders' deficit	$ 38,711	$ 38,711

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

			Inception
			(November 29,
	For the Three Months Ended		2005) to
	August 31,		August 31,
	2012	2011	2012

Revenue	$ -	$ -	$ -

Operating Expenses:
Professional fees	9,000	7,500	77,970
General and administrative	1,696	911	23,391
Total operating expenses	10,696	8,411	101,361

NET LOSS FROM OPERATIONS	(10,696)	(8,411)	(101,361)

Other Income:
Interest income	-	7	1,326
Total other income	-	7	1,326

NET LOSS	$ (10,696)	$ (8,404)	$ (100,035)

PER SHARE DATA:

Basic loss per common share	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding -basic	4,521,000	4,377,000

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			Inception
			(November 29,
	For the Three Months Ended		2005) to
	August 31,		August 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,696)	$ (8,404)	$ (100,035)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	1,750	-
Increase in accounts payable	2,000	625	2,000

Net cash used in operating activities	(8,696)	(6,029)	(98,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	8,696	3,099	54,111
Proceeds from sale of common stock	-	-	82,635

Net cash provided by financing activities	8,696	3,099	136,746

NET CHANGE IN CASH	-	(2,930)	38,711
CASH AT BEGINNING OF PERIOD	38,711	13,576	-
CASH AT END OF PERIOD	$ 38,711	$ 10,646	$ 38,711

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SUCCESS EXPLORATION & RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended May 31, 2012 and 2011 and for the period from Inception (November 29, 2005) to May 31, 2012 and notes thereto included in the Company’s Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of August 31, 2012 and May 31, 2012, there are no cash equivalents.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues. As shown on the accompanying financial statements, the Company has incurred a net loss of $100,035 for the period from Inception (November 29, 2005) to August 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 preferred shares and 70,000,000 common shares each with a par value of $0.001 per share.

On May 18, 2007 the Company effected a 6-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the split discussed above.

For the three months ended August 31, 2012 and 2011, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of August 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

During the three months ended August 31, 2012, an officer and director of the Company loaned the Company $8,696. This loan bears no interest and is due upon demand.

As of August 31, 2012 and May 31, 2012, the balance owed to the related party is $54,111 and $45,415, respectively.

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

We will be engaged in the exploration of potential commercial mineral deposits. We have abandoned all current claims as they are without any known reserves.

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

In April 2010 Alex Long contributed the Red Rupert Mining Claim to the Company, which we have abandoned. The Company recorded no cost or expenses related to the acquisition of this mining claim.

Our accumulated deficit as of the quarter ended on August 31, 2012 was $100,035 and as of May 31, 2012, the accumulated deficit was $89,339. During the three months ended August 31, 2012, the deficit increased by $10,696. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the quarter ending August 31, 2012 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the three months ended August 31, 2012 the Company recorded a net loss of $10,696 as compared to a loss of $8,404 for the three months ended August 31, 2011. This is an increase in the loss of approximately $2,292. The loss represents $0.002 per common share. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

Three months ended

August 31, 2012              August 31, 2011

--------------------

-------------------

Revenues

Nil

Nil

Net Loss

$10,696

$8,404

Loss per share-basic

$0.00

$0.00

Cash dividends declared per share

Nil

Nil

August 31, 2012              May 31, 2012

--------------------

--------------

Total Assets

$38,711

$38,711

Total Liabilities

$56,111

$45,415

As of August 31, 2012 the Company had total liabilities of $56,111 consisting of $2,000 in accounts payable and $54,111 in notes payable to related parties. Liabilities increased approximately $10,696 from May 31, 2012 due to an increase in accounts payable of $2,000 and an increase in notes payable to related parties of $8,696.

The Company’s current assets at August 31, 2012, consisted of $38,711 in cash which did not change from $38,711 as of May 31, 2012 and $-0- in prepaid expenses which was $-0- as of May 31, 2012. Total assets as of August 31, 2012 were $38,711.

Revenues

No revenue was generated by the Company's operations during the three months ended August 31, 2012 or since inception (November 29, 2005).

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss for the three months ended August 31, 2012 of $10,696 consist of professional fees and general and administrative expenses in the amounts of $9,000 and $1,696, respectively.

During the three months ended August 31, 2012 the Company recorded a net loss of $10,696 as compared to a loss of $8,404 for the three months ended August 31, 2011. This is an increase in the loss of approximately $2,292. The loss represents $0.002 per common share.

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

Liquidity and Capital Resources

Overview – Quarter ended August 31, 2012

We had cash of $38,711 as of August 31, 2012, compared to cash of $38,711 as of May 31, 2012. We had a working capital deficiency of $17,400 as of August 31, 2012, compared to a working capital deficiency of $6,704 as of May 31, 2012.

Cash and Working Capital

The Company’s assets are recorded at cost less any allowance for un-collectibles, depreciation, amortization, and impairment. The total assets at August 31, 2012 were $38,711. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities

Cash used in operating activities was $8,696 for the three months ended August 31, 2012 compared to $6,029 for the three months ended August 31, 2011. We funded the cash used in operating activities primarily through shareholder loans.

Investing Activities

We undertook no investing activities during the three months ended August 31, 2012.

Financing Activities

Cash provided by financing activities was $8,696 for the three months ended August 31, 2012 compared to $3,099 for the three months ended August 31, 2011.  This cash was provided primarily through shareholder loans.

We anticipate continuing to rely on equity sales of our common shares and stockholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In May 2007, the Company authorized subscription agreements for 1,686,000 common shares pursuant to the issuer’s Registration Statement filed on Form S-1 which became effective August 22, 2011. The total proceeds of $42,150 were deposited in May 2007 and the shares were issued May 15, 2007.  In January 2012, the company authorized subscription agreements for 144,000 common shares.  The total proceeds of $36,000 were deposited in January 2012 and the shares were issued January 31, 2012.

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

As of August 31, 2012 the total amount owing to the president is $54,111 for monies loaned to date.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Success Exploration & Resources, Inc. currently invests its cash balances, in excess of its current needs in an interest bearing account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at August 31, 2012.

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

Mine Safety Disclosures.

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

Dated: October 1, 2012

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Principal Executive Officer)

Dated: October 1, 2012

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

Dated: October 1, 2012

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

Dated: October 1, 2012

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2012, as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 1, 2012

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2012 as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 1, 2012

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Principal Executive Officer)

17