Form 10-Q
period 2012-11-30
Success Exploration & Resources Inc
filed 2013-01-15
CIK 1360752

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended November 30, 2012

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

Common, $.001 par value per share: 4,521,000 outstanding as of January 9, 2013.

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

12

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

12

ITEM 4.

MINE SAFETY DISCLOSURES.

12

ITEM 5.

OTHER INFORMATION.

12

ITEM 6.

EXHIBITS.

12

SIGNATURES

12

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Success Exploration & Resources, Inc.

FINANCIAL STATEMENTS

For the Three Months and Six Months ended November 30, 2012

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	Page	3
Statements of Operations	Page	4
Statements of Cash Flows	Page	5
Notes to the Financial Statements	Page	6-7

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS UNAUDITED

	November 30,	May 31,
	2012	2012
ASSETS

Current assets:
Cash	$ 38,711	$ 38,711
Total current assets	38,711	38,711

Total assets	$ 38,711	$ 38,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Notes payable - related party	$ 76,017	$ 45,415
Total current liabilities	76,017	45,415

Total liabilities	76,017	45,415

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding Common stock, $0.001 par value, 70,000,000 shares	-	-
authorized, 4,521,000 issued and outstanding	4,521	4,521
Additional paid-in capital	78,114	78,114
Deficit accumulated during development stage	(119,941)	(89,339)
Total stockholders' deficit	(37,306)	(6,704)

Total liabilities and stockholders’ deficit	$ 38,711	$ 38,711

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					Inception
					(November 29,
	For the Three Months Ended		For the Six Months Ended		2005) to
	November 30,		November 30,		November 30,
	2012	2011	2012	2011	2012

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	19,150	5,236	26,150	12,736	95,120
General and administrative	2,755	2,493	4,452	3,585	26,147
Total Operating Expenses	21,905	7,729	30,602	16,321	121,267

NET LOSS FROM OPERATIONS	(21,905)	(7,729)	(30,602)	(16,321)	(121,267)

Other income:
Interest income	-	2	-	9	1,326
Total Other Income (Expense)	-	2	-	9	1,326

NET LOSS	$ (21,905)	$ (7,727)	$ (30,602)	$ (16,312)	$ (119,941)

PER SHARE DATA:

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding: basic	4,521,000	4,377,000	4,521,000	4,377,000

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			Inception
			(November 29,
	For the Six Months Ended		2005) to
	November 30,		November 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (30,602)	$ (16,312)	$ (119,941)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	1,750	-
Increase in accounts payable	-	625	-

Net cash used in operating activities	(30,602)	(13,937)	(119,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	30,602	3,100	76,016
Proceeds from sale of common stock	-	-	82,635

Net cash provided by financing activities	30,602	3,100	158,651

NET CHANGE IN CASH	-	(10,837)	38,711
CASH AT BEGINNING OF PERIOD	38,711	13,576	-
CASH AT END OF PERIOD	$ 38,711	$ 2,739	$ 38,711

Supplemental cash flow disclosures
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended May 31, 2012 and 2011 and for the period Inception (November 29, 2005) to May 31, 2012 and notes thereto included in the Company’s Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of November 30, 2012 and May 31, 2012, there are no cash equivalents.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2012 and May 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues. As shown on the accompanying financial statements, the Company has incurred a net loss of $119,941 for the period from Inception (November 29, 2005) to November 30, 2012 and has a working capital deficit of $37,306 as of November 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the six months ended November 30, 2012 there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of November 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

During the six months ended November 30, 2012, an officer and director of the Company loaned the Company $30,602. This loan bears no interest and is due upon demand.

As of November 30, 2012 and May 31, 2012, the balance owed to the related party is $76,017 and $45,415, respectively.

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

Our accumulated deficit as of the period ended on November 30, 2012 was $119,941 and as of May 31, 2012, the accumulated deficit was $89,339. During the three months ended November 30, 2012, the deficit increased by $21,905. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending November 30, 2012 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the three months ended November 30, 2012 the Company recorded a net loss of $21,905 as compared to a loss of $7,727 for the three months ended November 30, 2011. This is an increase in the loss of approximately $14,178 primarily due to an increase of a one time professional fee. The loss represents $0.005 per common share. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

During the six months ended November 30, 2012 the Company recorded a net loss of $30,306 as compared to a loss of $16,312 for the six months ended November 30, 2011. This is an increase in the loss of approximately $13,994 primarily due to increased professional fees. The loss represents ($0.007) per common share. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

Three months ended

Six months ended

November 30, 2012              November 30, 2011        November 30, 2012    November 30, 2011

--------------------

-------------------               --------------------        -------------------

Revenues

Nil

Nil

                    Nil

Nil

Net Loss

$21,905

$7,727

                    $30,602                     $16,312

Loss per share-basic

$0.00

$0.00

                    $0.01

             $0.00

Cash dividends declared per share

Nil

Nil

                    Nil

             Nil

November 30, 2012              May 31, 2012

--------------------

--------------

Total Assets

$38,711

$38,711

Total Liabilities

$76,017

$45,415

As of November 30, 2012 the Company had total liabilities of $76,017 consisting of $-0- in accounts payable and $76,017 in notes payable to related parties. Liabilities increased approximately $30,602 from May 31, 2012 due to a decrease in accounts payable of $-0- and an increase in notes payable to related parties of $30,602.

The Company’s current assets at November 30, 2012, consisted of $38,711 in cash which did not change from $38,711 as of May 31, 2012 and $-0- in prepaid expenses which was $-0- as of May 31, 2012. Total assets as of November 30, 2012 were $38,711.

Revenues

No revenue was generated by the Company's operations during the three months ended November 30, 2012 or since inception (November 29, 2005).

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

During the three months ended November 30, 2012 the Company recorded a net loss of $21,905 as compared to a loss of $7,727 for the three months ended November 30, 2011. This is an increase in the loss of approximately $14,178 primarily due to increase in professional fees. The loss represents $0.005 per common share.

During the six months ended November 30, 2012 the Company recorded a net loss of $30,602 as compared to a loss of $16,312 for the six months ended November 30, 2011. This is an increase in the loss of approximately $14,290 primarily due to increase in professional fees. The loss represents $0.007 per common share.

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

Liquidity and Capital Resources

Overview – Quarter ended November 30, 2012

We had cash of $38,711 as of November 30, 2012, compared to cash of $38,711 as of May 31, 2012. We had a working capital deficiency of $37,306 as of November 30, 2012, compared to a working capital deficiency of $6,704 as of May 31, 2012.

Cash and Working Capital

The Company’s assets are recorded at cost less any allowance for un-collectibles, depreciation, amortization, and impairment. The total assets at November 30, 2012 were $38,711. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities

Cash used in operating activities was $30,602 for the six months ended November 30, 2012 compared to $13,937 for the six months ended November 30, 2011. We funded the cash used in operating activities primarily through shareholder loans.

Investing Activities

We undertook no investing activities during the six months ended November 30, 2012.

Financing Activities

Cash provided by financing activities was $30,602 for the six months ended November 30, 2012 compared to $3,100 for the six months ended November 30, 2011. This cash was provided primarily through shareholder loans.

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

As of November 30, 2012 the total amount owing to the president is $76,017 for monies loaned to date.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Success Exploration & Resources, Inc. currently invests its cash balances, in excess of its current needs in an interest bearing account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at November 30, 2012.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

None.

 Item 5.

 Other Information.

On October 2, 2012, the Company’s Board of Directors accepted Garry Payie’s resignation as Director of Success Exploration & Resources Inc, effective October 3, 2012.

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

Dated: January 15, 2013

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Principal Executive Officer)

Dated: January 15, 2013

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

Dated: January 15, 2013

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

Dated: January 15, 2013

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2012, as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 15, 2013

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended November 30, 2012 as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 15, 2013

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Principal Executive Officer)

16