Form 10-Q
period 2013-02-28
Success Exploration & Resources Inc
filed 2013-04-05
CIK 1360752

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended February 28, 2013

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

Common, $.001 par value per share: 4,521,000 outstanding as of April 3, 2013

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

MINE SAFETY DISCLOSURES.

11

ITEM 5.

OTHER INFORMATION.

11

ITEM 6.

EXHIBITS.

12

SIGNATURES

13

2

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Success Exploration & Resources, Inc.

FINANCIAL STATEMENTS

For the Three Months and Nine Months ended February 28, 2013

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	Page	3
Statements of Operations	Page	4
Statements of Cash Flows	Page	5
Notes to the Financial Statements	Page	6-7

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
UNAUDITED

	February 28,	May 31,
	2013	2012
ASSETS

Current assets:
Cash	$ 38,711	$ 38,711
Total current assets	38,711	38,711

Total assets	$ 38,711	$ 38,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$ 1,822	$ -
Notes payable - related party	80,284	45,415
Total current liabilities	82,106	45,415

Total liabilities	82,106	45,415

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 0 issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 4,521,000 issued and outstanding	4,521	4,521
Additional paid-in capital	78,114	78,114
Deficit accumulated during development stage	(126,030)	(89,339)
Total stockholders' deficit	(43,395)	(6,704)

Total liabilities and stockholders' deficit	$ 38,711	$38,711

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					Inception
					(November 29,
	For the Three Months Ended		For the Nine Months Ended		2005) to
	February 28,		February 28,		February 28,
	2013	2012	2013	2012	2013

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses:
Professional fees	4,500	5,500	30,650	18,236	99,620
General and administrative	1,589	3,098	6,041	6,683	27,736
Total Operating Expenses	6,089	8,598	36,691	24,919	127,356

NET LOSS FROM OPERATIONS	(6,089)	(8,598)	(36,691)	(24,919)	(127,356)

Other income:
Interest income	-	-	-	9	1,326
Total Other Income	-	-	-	9	1,326

NET LOSS	$ (6,089)	$ (8,598)	$ (36,691)	$ (24,910)	$ (126,030)

PER SHARE DATA:

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of
common shares outstanding: basic	4,521,000	4,427,637	4,521,000	4,393,879

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			Inception
			(November 29,
	For the Nine Months Ended		2005) to
	February 28,		February 28,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (36,691)	$ (24,910)	$ (126,030)
Changes in operating assets and liabilities:
Increase in accounts payable	1,822	(1,250)	1,822

Net cash used in operating activities	(34,869)	(26,160)	(124,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	34,869	15,295	80,284
Proceeds from sale of common stock	-	36,000	82,635

Net cash provided by financing activities	34,869	51,295	162,919

NET CHANGE IN CASH	-	25,135	38,711
CASH AT BEGINNING OF PERIOD	38,711	13,576	-
CASH AT END OF PERIOD	$ 38,711	$ 38,711	$ 38,711

Supplemental cash flow disclosures
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of February 28, 2013 and May 31, 2012, there are no cash equivalents.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2013 and May 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues. As shown on the accompanying financial statements, the Company has incurred a net loss of $126,030 for the period Inception (November 29, 2005) to February 28, 2013 and has a working capital deficit of $43,395 as of February 28, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The accompanying financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the nine months ended February 28, 2013 there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of February 28, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

During the nine months ended February 28, 2013, an officer and director of the Company loaned the Company $34,869. This loan bears no interest and is due upon demand.

As of February 28, 2013 and May 31, 2012, the balance owed to the related party is $80,284 and $45,415, respectively.

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

Our accumulated deficit as of the period ended on February 28, 2013 was $126,030 and as of May 31, 201, the accumulated deficit was $89,339. During the three months ended February 28, 2013, the deficit increased by $6,089. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the period ending February 28, 2013 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-Q. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the three months ended February 28, 2013 the Company recorded a net loss of $6,089 as compared to a loss of $8,598 for the three months ended February 29, 2012. This is a decrease in the loss of approximately $2,509. The loss represents $0.001 per common share. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected financial information

Three months ended

                        Nine months ended

February 28, 2013           February 29, 2012    February 28, 2013    February 29, 2012

--------------------

-------------------       ----------------------     ----------------------

Revenues

Nil

Nil

Nil

Nil

Net Loss

$6,089

$8,598

$36,691

$24,910

Loss per share-basic

$0.00

$0.00

$0.01

$0.01

Cash dividends declared per share

Nil

Nil

Nil

Nil

February 28, 2013              May 31, 2012

--------------------

--------------

Total Assets

$38,711

$38,711

Total Liabilities

$82,106

$45,415

As of February 28, 2013 the Company had total liabilities of $82,106 consisting of $1,822 in accounts payable and $80,284 in notes payable to a related party. Liabilities increased approximately $36,691 from May 31, 2012 due to an increase in notes payable to a related party of $34,869.

The Company’s current assets at February 28, 2013, consisted of $38,711 in cash which did not change from $38,711 as of May 31, 2012. Total assets as of February 28, 2013 were $38,711.

Revenues

No revenue was generated by the Company's operations during the three months ended February 28, 2013 or since inception (November 29, 2005).

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss for the three months ended February 28, 2013 of $6,089 consist of professional fees and general and administrative expenses in the amounts of $4,500 and $1,589 respectively.

Plan of Operations

Our plan of operations for the next twelve months is to raise the $2,000,000 capital as per our S-1 filing and principally use the offering proceeds to finance our mineral exploration program and to provide working capital necessary to acquire and complete the exploration and drilling phase for our future mineral properties. There is no guarantee we will raise all or any of the two million dollars pursuant to the S-1 offering, in which case we would have to reduce or cancel our mineral exploration program and therefore lessen our chances to find valuable commercial deposits.

Our objective is to acquire mineral properties and conduct exploration activities to assess whether the claim possesses any commercially viable gold deposits.

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

Liquidity and Capital Resources

Overview – Quarter ended February 28, 2013

We had cash of $38,711 as of February 28, 2013, compared to cash of $38,711 as of May 31, 2012. We had a working capital deficiency of $43,395 as of February 28, 2013, compared to a working capital deficiency of $6,704 as of May 31, 2012.

Cash and Working Capital

The total assets at February 28, 2013 were $38,711. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities

Cash used in operating activities was $6,089 for the three months ended February 28, 2013 compared to $8,598 for the three months ended February 29, 2012. Cash used for operating activities for the nine months ended February 28, 2013 was $34,869 compared to $26,160 for the nine months ended February 29, 2012. We funded the cash used in operating activities primarily through shareholder loans.

Investing Activities

We undertook no investing activities during the three and nine months ended February 28, 2013.

Financing Activities

Cash provided by financing activities was $5,489 for the three months ended February 28, 2013 compared to $8,598 for the three months ended February 29, 2012. Cash provided by financing activities for the nine months ended February 28, 2013 was $34,869 compared to $51,295 for the nine months ended February 29, 2012. This cash was provided primarily through shareholder loans and sales of common stock.

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

Due to the foregoing factors, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable exploration-stage companies in rapidly evolving markets. We cannot assure you that we will successfully address such risks and challenges. In addition, we have no operational business and no revenues we cannot assure you revenues will materialize or that we will become profitable in the future.

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

As of February 28, 2013 the total amount owing to the president is $80,284 for monies loaned to date.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Success Exploration & Resources, Inc. currently invests its cash balances, in excess of its current needs in an interest bearing account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at February 28, 2013.

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

Dated: April 5, 2013

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Principal Executive Officer)

Dated: April 5, 2013

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

Dated: April 5, 2013

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

Dated: April 5, 2013

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended February 28, 2013, as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 5, 2013

By:  /s/ Ian Hunter

Ian Hunter, Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended February 28, 2013 as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 5, 2013

By:  /s/ Alex Long

Alex Long, Chief Executive Officer, President, Director

(Principal Executive Officer)

17