Form 10-K
period 2013-05-31
Success Exploration & Resources Inc
filed 2013-07-15
CIK 1360752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

For the fiscal year ended May 31, 2013

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2013 was $nil based on a $nil closing price for the Common Stock on May 31, 2013. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
4,521,000 shares of common stock issued & outstanding as of July 9, 2013

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

Corporate History

The Company was incorporated on November 29, 2005 (Date of Inception) under the laws of the State of Nevada, as Success Exploration & Resources, Inc. Incorporators Alexander Long and David Marinigh (its sole Officer, Director, Treasurer, and Secretary). Our principal executive offices are located at 21 Souriquois Street, Chatham, Ontario, Canada N7M 2T1. Our telephone number is 519-380-9992. Our website is www.successexploration.com

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and mining tailing reprocessing projects. Our business was previously focused on one mineral project in which we held interests, the Red Rupert Mining Claim assigned to us on April 28, 2010, which we have abandoned.

Competition

The mineral exploration industry is highly competitive. We are an exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

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

There are significant differences in obtaining a permit for a Placer Mine, like the Red Rupert Mining Claim property. Placer Mining operations takes 30 to 90 days. The reason for this is the impact Hard Rock Mining can have on the environment and local communities verses Placer Mining. There is no dangerous chemicals or emission required or allowed to be used in Placer Mining and they are a much smaller operation that are usually seasonal compared to Hard Rock Mines that are permanent requiring a large infrastructure.

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

Employees

As of July 9, 2013, we have one full-time employee, our President and CEO, Alexander Long. He currently contributes approximately 40 hours per week to us. We also have one part time employee, Jonathan Long, our Secretary, who contributes approximately 8 hours per week to company business.

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

We will depend almost exclusively on outside capital to pay for the exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

Capital may not be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

We have no history of revenues from operations and limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of gold and silver We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold, silver or other minerals, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for mineral reserves is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. Our properties are in the exploration stage only and are without proven reserves. We may not establish commercial discoveries on any of our properties.

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

We plan to continue exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of precious metals on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

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

Our organizing documents authorize the issuance of 70,000,000 shares of common stock with a par value of $0.001 and 5,000,000 shares of preferred stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Jonathan Long our, Secretary and director, has other time commitments that will prevent him from devoting full-time to our operations, which may affect our operations.

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

On July 30, 2013, the list of stockholders for our shares of common stock showed 33 registered stockholders and 4,521,000 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on November 29, 2005. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of May 31, 2013, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2013.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2013 and May 31, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Not accounting for our working capital deficit of $49,908, we require funds of approximately $45,000 at a minimum to proceed with our plan of operation over the next twelve months. If we do have the funds necessary to cover our projected operating expenses for the next twelve month period, we may not be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities or the issuance of debt instruments.

If we are not able to obtain additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest significant funds in capital expenditures during the twelve-month period ending May 31, 2014.

General and Administrative Expenses

We expect to spend $45,000 during the twelve-month period ending May 31, 2014 on general and administrative expenses including legal and auditing fees, office expenses and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending May 31, 2014.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2014.

Results of Operations for the Years Ended May 31, 2013 and May 31, 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2013 and 2012.

Our operating results for the years ended May 31, 2013 and 2012 are summarized as follows:

		Year Ended
		May 31
		2013		2012

Revenue	$	Nil	$	Nil
Operating expenses		$43,204		$31,300
Net loss		$(43,204)		$(31,291)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the year ended May 31, 2013 and May 31, 2012 are outlined in the table below:

	Year Ended
	May 31

	2013	2012

Professional fees	$34,900	$21,986
General and administrative	$8,304	$9,314

The increase in operating expenses for the year ended May 31, 2013, compared to fiscal 2012, was mainly due to cost increases related the reporting requirements of US Securities and Exchange Commission.

Liquidity and Financial Condition

As of May 31, 2013, our total assets were $8,711, our total liabilities were $58,619 and we had a working capital deficit of $49,908. Our financial statements report a net loss of $43,204 for the year ended May 31, 2013, and a net loss of $132,543 for the period from November 29, 2005 (date of inception) to May 31, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		May 31, 2013		May 31, 2012

Net Cash Used in Operating Activities		$(40,675)		$(30,791)
Net Cash Used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$10,675		$55,926
Cash (decrease) increase during the year		$(30,000)		$25,135

We had cash in the amount of $8,711 as of May 31, 2013 as compared to $38,711 as of May 31, 2012. We had a working capital deficit of $49,908 as of May 31, 2013 compared to working capital deficit of $6,704 as of May 31, 2012.

Our principal sources of funds have been from sales of our common stock and borrowings from our principal shareholder, officer, director.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $45,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	$ 30,000
General and administrative expenses	12 months	$ 15,000
Total		45,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $45,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

Mineral claim payments and exploration expenditures

The Company expenses all costs related to the maintenance and exploration of its unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent development costs of the property will be capitalized. To date the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed. The Company also considers the provisions of ASC 360 which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights where proven or probable reserves are present, or when the Company intends to carry out an exploration program and has the funds to do so.

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

May 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Success Exploration & Resources, Inc.

We have audited the accompanying balance sheets of Success Exploration & Resources, Inc. (An Exploration Stage Company) (the “Company”) as of May 31, 2013 and 2012 and the related statements of operations, stockholders’ equity(deficit) and cash flows for the years ended May 31, 2013 and 2012 and for the period from inception (November 29, 2005) through May 31, 2013. Success Exploration & Resources, Inc’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Success Exploration & Resources, Inc. (An Exploration Stage Company) as of May 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended May 31, 2013 and 2012 and for the period from inception (November 29, 2005) through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

July 8, 2013

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AUDITED

	May 31,	May 31,
	2013	2012
ASSETS

Current assets:
Cash	$ 8,711	$ 38,711
Total current assets	8,711	38,711

Total assets	$ 8,711	$ 38,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ 2,529	$ -
Notes payable - related party	56,090	45,415
Total current liabilities	58,619	45,415

Total liabilities	58,619	45,415

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 issued and outstanding.	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 4,521,000 issued and outstanding	4,521	4,521
Additional paid-in capital	78,114	78,114
Deficit accumulated during exploration stage	(132,543)	(89,339)
Total stockholders' deficit	(49,908)	(6,704)

Total liabilities and stockholders' deficit	$ 8,711	$ 38,711

See accompanying notes to the financial statements

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
AUDITED

			Inception
			(November 29,
	For the Years Ended		2005) to
	May 31,		May 31,
	2013	2012	2013

Revenue	$ -	$ -	$ -

Operating Expenses:
Professional fees	34,900	21,986	103,870
General and administrative	8,304	9,314	29,999
Total operating expenses	43,204	31,300	133,869

NET LOSS FROM OPERATIONS	(43,204)	(31,300)	(133,869)

Other income:
Interest income	-	9	1,326
Total other Income	-	9	1,326

NET LOSS	$ (43,204)	$ (31,291)	$ (132,543)

PER SHARE DATA:

Basic loss per common share	$ (0.01)	$ (0.01)

Weighted average number of
common shares outstanding: basic	4,521,000	4,427,153

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY(Deficit)
AUDITED
						Deficit
						Accumulated
					Additional	During	Total
	Preferred Shares		Common Shares		Paid-In	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
December 1, 2005
Issuance of common stock for cash	-	$ -	1,500,000	$ 1,500	$ 1,000	$ -	$ 2,500

Net loss						(2,440)	(2,440)

Balance, May 31, 2006	-	-	1,500,000	1,500	1,000	(2,440)	60

May 11, 2007
Issuance of common stock for cash	-	-	1,191,000	1,191	794	-	1,985

May 15, 2007
Issuance of common stock for cash	-	-	1,686,000	1,686	40,464	-	42,150

Net loss						(323)	(323)

Balance, May 31, 2007	-	-	4,377,000	4,377	42,258	(2,763)	43,872

Net loss						(4,416)	(4,416)

Balance, May 31, 2008	-	-	4,377,000	4,377	42,258	(7,179)	39,456

Net loss						(670)	(670)

Balance, May 31, 2009	-	-	4,377,000	4,377	42,258	(7,849)	38,786

Net loss						(27,993)	(27,993)

Balance, May 31, 2010	-	-	4,377,000	4,377	42,258	(35,842)	10,793

Net loss						(22,206)	(22,206)

Balance, May 31, 2011	-	-	4,377,000	4,377	42,258	(58,048)	(11,413)

January 28, 2012
Issuance of common stock for cash	-	-	144,000	144	35,856	-	36,000

Net loss						(31,291)	(31,291)

Balance, May 31, 2012	-	-	4,521,000	4,521	78,114	(89,339)	(6,704)

Net loss						(43,204)	(43,204)

Balance, May 31, 2013	-	-	4,521,000	$ 4,521	$ 78,114	$ (132,543)	$ (49,908)

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Inception
			(November 29,
	For the Year Ended		2005) to
	May 31,		May 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (43,204)	$ (31,291)	$ (132,543)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	1,750	-
Increase (decrease) in accounts payable	2,529	(1,250)	2,529

Net cash used in operating activities	(40,675)	(30,791)	(130,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	40,675	19,926	86,090
Payments on notes payable - related party	(30,000)	-	(30,000)
Proceeds from sale of common stock	-	36,000	82,635

Net cash provided by financing activities	10,675	55,926	138,725

NET CHANGE IN CASH	(30,000)	25,135	8,711
CASH AT BEGINNING OF YEAR	38,711	13,576	-
CASH AT END OF YEAR	$ 8,711	$ 38,711	$ 8,711

Supplemental cash flow disclosures
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on November 29, 2005 (Date of Inception) under the laws of the State of Nevada, as Success Exploration & Resources, Inc.

The Company has not commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a exploration stage company.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is May 31. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

Nature of operations

The Company is currently in the mineral resource business and has not yet found mineral resources in commercially exploitable quantities and is engaged in exploring land in an effort to discover them. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of May 31, 2013 and 2012, there are no cash equivalents.

Mineral claim payments and exploration expenditures

The Company expenses all costs related to the, maintenance and exploration of its unproven mineral properties to which it has secured exploration rights. If and when proven and probable reserves are determined for a property and a feasibility study is prepared with respect to the property, then subsequent development costs of the property will be capitalized. To date the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed. The Company also considers the provisions of ASC 360 which concluded that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights where proven or probable reserves are present, or when the Company intends to carry out an exploration program and has the funds to do so.

Revenue recognition

The Company will recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period from Inception (November 29, 2005) to May 31, 2013.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As at May 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of May 31, 2013 and 2012, no income tax expense has been incurred.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (November 29, 2005) through the period ended May 31, 2013 of ($132,543) and a working capital deficit of ($49,908). In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing.

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

NOTE 3 – INCOME TAXES

At May 31, 2013 and 2012, the Company had federal operating loss carry forwards of $132,543 and $89,339, respectively, which begin to expire in 2025.

The provision for income taxes consisted of the following components for the years ended May 31, 2013 and 2012:

	2013	2012
Current:
Federal	$ 0	$ 0
State	$ 0	$ 0
Deferred	$ 0	$ 0

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2013 and 2012:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$ 132,543	$ 89,339
Total deferred tax assets	$ 46,390	$ 31,269
Less: Valuation allowance	$ (46,390)	$ (31,269)
Net deferred tax assets	$ 0	$ 0

The valuation allowance for deferred tax assets as of May 31, 2013 and 2012, was $46,390 and $31,269, respectively, which will begin to expire in 2025. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2013 and 2012 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31, 2013 and 2012:

	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.00%	0.00%

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

On January 28, 2012, the Company issued to various investors of the Company a total of 144,000 shares of its $0.001 par value common stock at a price of $0.25 per share for cash of $36,000.

As of May 31, 2013 and 2012 there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of May 31, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Office space and services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

During the year ended May 31, 2013, an officer and director of the Company paid for various expenses of the Company totaling $40,675. This loan bears no interest and is due upon demand.

During the year ended May 31, 2013, the Company repaid $30,000 of an existing loan to an officer and director of the Company.

As of May 31, 2013 and 2012, the balance owed to the related party is $56,090 and $45,415, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013.

Our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our president (our principal executive office) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of May 31, 2013, our company’s internal control over financial reporting was ineffective.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Alexander Long	President, Treasurer, Chief Executive Officer and Director	55	November 29, 2005

Jonathan Long	Secretary and Director	23	November 29, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Alex Long – President, Treasurer, Chief Executive Officer and Director

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

Mr. Long does not have any professional training or technical credentials in the exploration, development and operation of mines. However, over the last 5 years he has attended trade shows and seminars throughout Canada pertaining to the mining and resources sector. Mr. Long carries a free mining certificate for the leasing of claims in British Columbia of both hard rock and placer. He has also done extensive exploration and prospecting throughout British Columbia on numerous current and closed mining properties.

Jonathan Long - Secretary and Director

Jonathan Long, (Alex Long’s son) graduated high school in 2005.  He has very limited experience in prospecting mining claims, the operation of technical instrumentation used in staking mining claims and sufficient administrative skills so as to function as our corporate secretary.

Mr. A. Long will devote his full time attention to the operations of our company. Mr. J. Long will devote approximately 8 hours per week to the business operations of our company.

Family Relationships

Other than the father/son relationship between Mr. A Long and Mr. J. Long, there are no other family relationships among our directors or office.

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

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written to promote:

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

•

the prompt internal reporting of violations of the Code; and

•

accountability for adherence to the Code.

Our Code of Ethics and Business Conduct will be filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Success Exploration & Resources, Inc., 21 Souriqouis Street, Chatham, Ontario, Canada, N7M 2T1.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

each of our two executive officers who were serving as executive officers at the end of the years ended May 31, 2013 and 2012

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Long President and Chief Executive Officer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jonathan Long Secretary director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Stock Options/SAR Grants

During the period from inception to May 31, 2013, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2013 or May 31, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End No equity awards were outstanding as of the year ended May 31, 2013.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to May 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 9, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name of Beneficial Owner	Beneficial Owner (1)	Class

Alexander Long	1,500,000 common	33.18%

Stuart William Craig	60,000 common	1.33%
Jonathan Long	1,191,000 common	26.34%

All Officers and Directors As a Group	2,895,000 common	64.03%
*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 9, 2012. As July 9, 2013, there were 4,521,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

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

Director Independence

We currently act with six directors, consisting of Alexander Long, Ian Hunter, Jonathan Long, Ron Kirby, and Stuart Craig. We have determined that none of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2013 and for fiscal year ended May 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	2013 ($)	2012 ($)
Audit Fees	4,500	4,000
Audit Related Fees	7,500	6,000
Tax Fees	-	-
All Other Fees		-
Total	12,000	10,500

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

SUCCESS EXPLORATION & RESOURCES, INC.

/s/ Alexander Long
Alexander Long
President, Treasurer, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 9, 2013

/s/ Jonathan Long

Jonathan Long
Secretary and Director

Date: July 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Long	President, Treasurer, Chief Executive Officer and
	Director	July 15, 2013
Alexander Long

/s/ Jonathan Long	Secretary and Director
July 15, 2013
Jonathan Long

EXHIBIT 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. ss 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: July 15, 2013

/s/ Alexander Long
Alexander Long
President, Treasurer, Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. ss 1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: July 15, 2013

/s/ Jonathan Long
Jonathan Long
Secretary and Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Alexander Long, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Annual Report on Form 10-K of Success Exploration & Resources, Inc.; for the year ended May 31, 2013 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Success Exploration & Resources, Inc.;.

Dated: July 15, 2013

/s/ Alexander Long
Alexander Long
President, Treasurer, Chief Executive Officer and Director (Principal Executive Officer)

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Jonathan Long, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Annual Report on Form 10-K of Success Exploration & Resources, Inc.;. for the year ended May 31, 2013 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Success Exploration & Resources, Inc.;.

Dated: July 15, 2013

/s/ Jonathan Long
Jonathan Long
Secretary and Director

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