Form 10-Q
period 2013-08-31
Success Exploration & Resources Inc
filed 2013-10-21
CIK 1360752

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended August 31, 2013

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

(State or Other Jurisdiction of Incorporation or Organization)                         (I.R.S. Employer Identification Number)

220 Congress Park Drive, Suite 301, Delray Beach, Florida 33445
(Address of registrant's principal executive offices)

Tel: (561) 270-3433

(Issuer’s Telephone Number, Including Area Code)

21 Souriquouis Street, Chatham Ontario Canada N7M 2T1

(Former name or former address, if changed since last report)

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

Common, $.001 par value per share: 4,521,000 outstanding as of October 15, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS.

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

11

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

16

ITEM 4.

CONTROLS AND PROCEDURES.

16

ITEM 4T.

CONTROLS AND PROCEDURES.

16

PART II - OTHER INFORMATION

17

ITEM 1.

LEGAL PROCEEDINGS.

17

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

17

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

17

ITEM 4.

MINE SAFETY DISCLOSURES.

17

ITEM 5.

OTHER INFORMATION.

17

ITEM 6.

EXHIBITS.

19

SIGNATURES

20

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Success Exploration & Resources, Inc.

FINANCIAL STATEMENTS

For the Three Months Ended August 31, 2013

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	Page	4
Statements of Operations	Page	5
Statements of Cash Flows	Page	6
Notes to the Financial Statements	Page	7-10

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	August 31,	May 31,
	2013	2013
ASSETS

Current assets:
Cash	$ -	$ 8,711
Total current assets	-	8,711

Total assets	$ -	$ 8,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$ 2,500	$ 2,529
Note payable - related party	56,000	56,090
Accrued interest	280	-
Total current liabilities	58,780	58,619

Total liabilities	58,780	58,619

Stockholders' deficit:
Preferred stock, 5,000,000 shares authorized; $0.001 par value, no shares issued and outstanding at August 31, 2013 and May 31, 2013	-	-
Common stock, 70,000,000 shares authorized; $0.001 par value, 4,521,000 shares issued and outstanding at August 31, 2013 and May 31, 2013	4,521	4,521
Additional paid-in capital	78,114	78,114
Deficit accumulated during development stage	(141,415)	(132,543)
Total stockholders' deficit	(58,780)	(49,908)

Total liabilities and stockholders' deficit	$ -	$ 8,711

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			Inception
			(November 29,
	For the Three Months Ended		2005) to
	August 31,		August 31,
	2013	2012	2013

Revenue	$ -	$ -	$ -

Operating Expenses:
Professional fees	-	9,000	103,870
General and administrative	8,592	1,696	38,591
Total Operating Expenses	8,592	10,696	142,461

NET LOSS FROM OPERATIONS	(8,592)	(10,696)	(142,461)

Other income (expense):
Interest income	-	-	1,326
Interest expense	(280)	-	(280)
Total Other Income (expense)	(280)	-	1,046

NET LOSS	$ (8,872)	$ (10,696)	$ (141,415)

PER SHARE DATA:

Basic loss per common share	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding: basic	4,521,000	4,521,000

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			Inception
			(November 29,
	For the Three Months Ended		2005) to
	August 31,		August 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,872)	$ (10,696)	$ (141,415)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(29)	2,000	2,500
Increase in accrued interest	280	-	280

Net cash used in operating activities	(8,621)	(8,696)	(138,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	8,696	86,090
Payments on notes payable	(90)	-	(30,090)
Proceeds from sale of common stock	-	-	82,635

Net cash (used by) provided by financing activities	(90)	8,696	138,635

NET CHANGE IN CASH	(8,711)	-	-
CASH AT BEGINNING OF PERIOD	8,711	38,711	-
CASH AT END OF PERIOD	$ 8,711	$ 38,711	$ -

Supplemental cash flow disclosures
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2013

(unaudited)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended May 31, 2013 and for the period from Inception (November 29, 2005) to May 31, 2013 and notes thereto included in the Company’s Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

The Company is currently seeking, and has accelerated its efforts, to evaluate and acquire operational businesses or business units in emerging markets on which to base the Company’s future business activities.  Management is actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for the Company’s securities.   The Company has not realized any revenues as of yet from its plan of operations.

On July 30, 2013, the executive officers and directors of the Company entered into a Stock Purchase Agreement. Under the terms of the agreement, an entity acquired 2,751,000 shares of the Company’s common stock, representing approximately 61% of the Company’s outstanding common stock, from the executive officers and directors of the Company.  As a provision of this transaction and change of control, the executive officers and directors of the Company resigned and an individual was appointed an officer and director of the Company.

Following the change of control, the Company remains a “shell company” as that term is defined in the Exchange Act and management is accelerating efforts to acquire a business or assets on which to base the Company’s future business activities.  Management is actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for the Company’s securities.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of August 31, 2013 and May 31, 2013, there are no cash equivalents.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013 and May 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues. As shown on the accompanying financial statements, the Company has incurred a net loss of $141,415 for the period from inception (November 29, 2005) to August 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company may seek equity and/or debt financing. If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, there are no formal agreements obliging any shareholder, officer or director to provide such funds and there is no assurance that they will do so. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, it is unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 preferred shares and 70,000,000 common shares each with a par value of $0.001 per share.

On May 18, 2007, the Company affected a 6-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the split discussed above.

For the three months ended August 31, 2013 and 2012, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of August 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

Office space and services were provided without charge by an officer and director of the Company through the change of control on July 30, 2013.  Such costs were immaterial to the financial statements and, accordingly, have not been reflected therein.  Subsequent to July 30, 2013, Secured Income Reserve, Inc., a related party, is providing office space to the Company for no consideration. Ilona A. Mandelbaum is the managing partner of HSC Holdings LLC, the majority shareholder of the issuer; Ms. Mandelbaum is also the majority shareholder of Secured Income Reserve, Inc. In the future, the Company expects to enter into a sublease or similar agreement with this affiliate upon financial terms and other conditions to be determined.

Prior to June 1, 2013, Mr. Long, a former officer and director of the Company, had loaned the Company an aggregate amount of $56,090. This loan bore no interest and was due upon demand.  On July 30, 2013, in connection with the change of control of the Company, Mr. Long sold his debt to HSC Holdings LLC pursuant to a Debt Exchange Agreement with HSC Holdings LLC the Company's majority shareholder in which Mr. Long’s note was exchanged for a promissory note in the principal amount of $56,000 with HSC Holdings LLC.  The note is due December 31, 2013, bears interest at the rate of 6% per annum due on maturity and is unsecured.

As of August 31, 2013 and May 31, 2013, the balance owed to a related party including accrued interest was  $56,280 and $56,090 respectively.

NOTE 7 – SUBSEQUENT EVENTS

The Company is not aware of any subsequent matters requiring disclosure at this time, other than the matters discussed below.

Appointment of certain officers and election of directors to the Company:

On September 6, 2013, and as filed with the Secretary of State of Nevada on September 10, 2013, Matthew Sage, the sole Officer and Director of the “Company, and Ms. Ilona Mandelbaum as the Manager of the Company’s majority shareholder, HSC Holdings, LLC (the holder of 60.84% of the Company’s outstanding voting shares on any shareholder votes), approved the appointment of the following individuals to serve as executive Officers and Directors of the corporation:

Name	Position with the Company
Matthew H. Sage	President and Treasurer
Ilona A. Mandelbaum	Secretary
Raymond Talarico	Chief Financial Officer and Director

Amendments to the Company’s Articles of Incorporation:

On September 6, 2013 and effective with the Secretary of State of Nevada on September 10, 2013, Matthew Sage, the sole Officer and Director of the “Company, and Ms. Ilona Mandelbaum as the Manager of the Company’s majority shareholder, HSC Holdings, LLC (the holder of 60.84% of the Company’s outstanding voting shares on any shareholder votes), approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation, Article IV IV (the “Certificate”) to (a) to authorize 600,000,000 shares of $0.001 par value per share common stock (b) to re-authorize 5,000,000 shares of “blank check” preferred stock, $0.001 par value per share of Proffered Stock.  The Articles of Incorporation, Article IV shall be amended to read the following:

“This corporation is authorized to issue two (2), classes of shares designated respectively “Common Stock” and “Preferred Stock.”  The number of shares of Common Stock which the corporation is authorized to issue is Six Hundred Million (600,000,000).  The number of shares of Preferred Stock which the corporation is authorized to issue is Five Million (5,000,000).

The Preferred Stock may be issued from time to time in one (1), or more series.  The Board of Directors is authorized to fix the number of shares of any series of Preferred Stock and to determine the designation of any such series.  The Board of Directors is further authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon  any wholly unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting a series, to increase or decrease (but not below the number of shares of each series outstanding) the number of shares of any such series subsequent to the issuance of shares of that series.”

Item 2.

Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

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

Overview

Success Exploration & Resources, Inc., (referred to herein as the “Company”, “we”, “us” and “our”) was primarily engaged in the mining business and the purpose of the Company was to explore minerals for commercial use. The main focus was on precious metals such as gold, diamond and silver. The secondary focus was to be on prime industrial metals such as copper and zinc. The mineralization focus was based on the market breadth and width for each type of mineral. Such precious metals are used to hedge against economic fluctuations and for personal use, such as jewelry, and therefore, their market value is much greater than industrial metals which, depend on economic conditions related to the manufacturing sector.

Prior to the change of control on July 30, 2013, the Company was engaged in the exploration of potential commercial mineral deposits, but had abandoned all current claims as they were without any known reserves.

Success Exploration & Resources, Inc was incorporated on November 29, 2005 in the State of Nevada. On December 1, 2005, the Company issued to an officer and director of the Company 1,500,000 shares of its $0.001 par value common stock at a price of $0.0017 per share for cash of $2,500. On May 11, 2007, the Company issued an officer and director of the Company 1,191,000 shares of its $0.001 par value common stock at a price of $0.0017 per share for cash of $1,985. On May 15, 2007, the Company issued to various investors of the Company a total of 1,686,000 shares of its $0.001 par value common stock at a price of $0.025 per share for cash of $42,150.  In January, 2012, the company authorized various subscription agreements for 144,000 shares of its $0.001 par value common stock and a price of $0.25 per share for cash of $36,000.  There are no bankruptcy, receivership or similar proceedings against the Company.

In April 2010, Alex Long contributed the Red Rupert Mining Claim to the Company, which we have abandoned. The Company recorded no cost or expenses related to the acquisition of this mining claim.

On July 30, 2013, Messrs. Alexander Long and Jonathan Long, then executive officers and directors of the Company, and Stuart William Craig, a former member of our Board of Directors, entered into a Stock Purchase Agreement with HSC Holdings LLC and three other unaffiliated purchasers, including Matthew H. Sage.  Under the terms of this agreement, HSC Holdings LLC acquired 2,751,000 shares of our common stock, representing approximately 61% of the Company’s outstanding common stock, from Messrs. Alexander Long and Jonathan Long for aggregate cash consideration of $211,843.88.  HSC Holdings LLC used its working capital to fund the purchase of these shares.

As a provision of this transaction and change of control, Messrs. Alexander Long and Jonathan Long resigned as officers and directors of the Company and Mr. Sage was appointed an officer and director.

Our accumulated deficit as of the quarter ended on August 31, 2013 was $141,415 and as of May 31, 2013, the accumulated deficit was $132,543. During the three months ended August 31, 2013, the deficit increased by $8,872. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following analysis of the results of operations and financial condition of the company for the quarter ending August 31, 2013 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this Form 10-Q, the financial statements of the Company for the years ended May 31, 2013 and 2012 and for the period from Inception (November 29, 2005) to May 31, 2013 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 15, 2013 and the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the three months ended August 31, 2013, the Company recorded a net loss of $8,872 as compared to a loss of $10,696 for the three months ended August 31, 2012. This is a decrease in the loss of $1,824. The loss for the three months ended August 31, 2013 represents approximately $0.002 per common share. The Company has not yet generated any revenue from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional capital, accelerating efforts to acquire a business or assets on which to base the Company’s future business activities by actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for the Company’s securities.

Selected financial information:

	For the Three Months Ended
	August 31, 2013	August 31, 2012
Revenues	$ -	$ -
Net Loss	8,872	10,696
Loss per share- basic	0.00	0.00
Cash dividends declared per share	-	-

	As of
	August 31, 2013	May 31, 2013
Total Assets	$ -	$ 8,711
Total Liabilities	58,780	58,619

As of August 31, 2013, the Company had total liabilities of $58,780 consisting of $2,500 in accounts payable, $56,000 in note payable to related party and $280 relating to the accrued interest on the note payable to related party.  Liabilities increased $161 from May 31, 2013 due to accrued interest on the note payable to related party of $280 offset by decreases in accounts payable of $29 and note payable to related party of $90.

The Company has no assets as of August 31, 2013.  As of May 31, 2013, assets consisted of cash in the amount of $8,711.  During the three months ended August 31, 2013, accounts payable of $2,529 were paid, note payable – related party was paid down by $90 and the remaining cash balance was disbursed and recorded as compensation.

Revenues

No revenue was generated by the Company's operations during the three months ended August 31, 2013 or since inception (November 29, 2005).

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss for the three months ended August 31, 2013 of $8,592 consist of general and administrative expenses.

During the three months ended August 31, 2013, the Company recorded a net loss of $8,872 as compared to a loss of $10,696 for the three months ended August 31, 2012. This is a decrease in the loss of $1,824. The loss for the three months ended August 31, 2013 represents approximately $0.002 per common share.

Plan of Operations

Our plan of operations for the next twelve months is for management of the Company to accelerate efforts to acquire a business or assets on which to base the Company’s future business activities.  Management is actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for the Company’s securities.   Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the Company’s stockholders because it will not permit the Company to offset potential losses from one venture against gains from another.

Management may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  Management may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Management anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors.

Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Sage, the Company’s President.  Mr. Sage will be the key person in the search, review and negotiation with potential acquisition or merger candidates.  The Company intends to concentrate on identifying preliminary prospective business opportunities which may be brought to management’s attention through present associations of Mr. Sage. In analyzing prospective business opportunities, management will consider such matters as:

•the available technical, financial and managerial resources;

•working capital and other financial requirements;

•history of operations, if any;

•prospects for the future;

•nature of present and expected competition;

•the quality and experience of management services which may be available and the depth of that management;

•the potential for further research, development, or exploration;

•specific risk factors not now foreseeable but which then may be anticipated to impact the Company’s proposed activities;

•the potential for growth or expansion;

•the potential for profit;

•the perceived public recognition of acceptance of products, services, or trades; name identification; and

•other relevant factors.

In implementing a structure for a particular business acquisition, management may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  The Company may also acquire stock or assets of an existing business.  It is possible that the Company will acquire a business or assets from an affiliate of our company.  Management anticipates that any securities issued in any such transaction would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company.  Until such time as this occurs, management will not attempt to register any additional securities.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

Management cannot predict with certainty what revenues the Company can expect during the next twelve months, and management believes that the Company probably will not have enough revenue to pay our operating expenses for the next twelve months. Management anticipates that the Company will raise additional capital to expand its operations. Management cannot guarantee that the Company will be able to raise that capital, in which event; the Company’s operations may be required to be curtailed.

Liquidity and Capital Resources

Overview – Quarter ended August 31, 2013

We had no cash as of August 31, 2013, compared to cash of $8,711 as of May 31, 2013. We had a working capital deficiency of $58,780 as of August 31, 2013, compared to a working capital deficiency of $49,908 as of May 31, 2013.

Cash and Working Capital

The Company’s assets are recorded at cost less any allowance for uncollectible accounts, depreciation, amortization, and impairment. There were no assets at August 31, 2013. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

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

Cash Used in Operating Activities

Cash used in operating activities was $8,621 for the three months ended August 31, 2013 compared to $8,696 for the three months ended August 31, 2012. We funded the cash used in operating activities primarily through shareholder loans.

Investing Activities

We undertook no investing activities during the three months ended August 31, 2013.

Financing Activities

Cash used in financing activities was $90 for the three months ended August 31, 2013 compared to cash provided by financing activities $8,696 for the three months ended August 31, 2012.  This cash was provided primarily through shareholder loans.

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

As of August 31, 2013 the total amount owing to a related party is $56,280, which includes accrued interest of $280, pursuant to a note payable to the related party.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Success Exploration & Resources, Inc. intends to invest its cash balances, in excess of its current needs, in an interest bearing account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at August 31, 2013.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosures.

None.

 Item 5.

 Other Information.

            Entry into a Material Definitive Agreement.

From time to time, Mr. Alexander Long, the former Chief Executive Officer of Success Exploration & Resources, Inc., advanced our company funds for general working capital.  These advances were non-interest bearing and due on demand.  At July 30, 2013, the Company owed him $56,000.  On July 30, 2013, in connection with the change of control of the Company described below, Mr. Long sold his debt to HSC Holdings LLC.

On July 30, 2013, the Company entered into a Debt Exchange Agreement with HSC Holdings LLC pursuant to which Company exchanged the note it had acquired from Mr. Long for a promissory note in the principal amount of $56,000 due December 31, 2013.  This note, which bears interest at the rate of 6% per annum due on maturity, is unsecured.

The Debt Exchange Agreement and form of promissory note are filed as Exhibits 10.1 and 10.2, respectively, to Form 8-K filed with the Securities and Exchange Commission on August 5, 2013.

         Changes in Control of Registrant.

On July 30, 2013 Messrs. Alexander Long and Jonathan Long, then executive officers and directors of the Company, and Stuart William Craig, a former member of Company’s Board of Directors, entered into a Stock Purchase Agreement with HSC Holdings LLC and three other unaffiliated purchasers, including Matthew H. Sage.  Under the terms of this agreement, HSC Holdings LLC acquired 2,220,880 shares of the Company’s common stock, representing 49% of Company’s outstanding common stock, from Messrs. Alexander Long and Jonathan Long.

On August 28, 2013, HSC Holdings LLC acquired an additional 530,120 common shares of the Company’s common stock from Messrs. Alexander Long, Jonathan Long and Stuart William Craig, increasing HSC Holdings LLC common stock balance to 2,751,000, representing 60.84% of the Company’s outstanding common stock.  HSC Holdings LLC used its working capital to fund the purchase of these shares.

Properties.

Secured Income Reserve, Inc., a related party, is presently providing office space to us for no consideration. In the future, we expect to enter into a sublease or similar agreement with this affiliate upon financial term and other conditions to be determined.

Security Ownership of Certain Beneficial Owners and Management.

At August 31, 2013, the Company had 4,521,000 shares of common stock issued and outstanding which is its only class of voting securities. The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of August 31, 2013 by:

•each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock;

•each of the Company’s directors;

•each of the Company’s named executive officers; and

• the Company’s named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 220 Congress Park Drive, Suite 301, Delray Beach, FL  33445.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of the Company’s common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of the Company’s common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership [1]
Name	# of Shares	% of Class
Matthew H. Sage	0	0.0%
All named executive officers and directors as a group (one person)	0	0.0%
HSC Holdings LLC (1)	2,751,000	60.84%

(1)

HSC Holdings LLC is a Florida limited liability company and its address is 3213 S. Olive Avenue, West Palm Beach, FL  33405.  Ms. Ilona Mandelbaum has voting and dispositive control over shares of the Company’s common stock owned of record by HSC Holdings LLC.

Directors and Executive Officers.

The following table provides information on the Company’s executive officer and director following the change of control as of August 31, 2013.

Name	Age	Position with the Company
Matthew H. Sage	57	President, Secretary and sole Director

Matthew H. Sage.  Mr. Sage has been an executive officer and director of the Company since July 30, 2013.  He has been President of Sarben Holdings Inc. since founding the company in September 2009.  Mr. Sage has worked on product launches as well as mergers and acquisitions over the past four years. His professional experience includes marketing and management within a number of business sectors. Earlier in his career Mr. Sage held FINRA Series 7, variable annuity, and life and health insurance licenses while employed as a securities broker with Prudential Bache and Shearson/ American Express from 1985 to 1990.  He also served as the director of communications for the World Council of Peoples for the United Nations in New York from 1994 to 2000 before retiring in 2001. In 2006 Mr. Sage became the managing partner of Paint 1 USA, serving in such position until the company was sold in 2009.  Mr. Sage holds a B.S. in Marketing and Business Management from New York Institute of Technology.

Departure of Directors or Certain Officers, Election of Directors, Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On July 30, 2013 Mr. Matthew H. Sage was appointed a director of the Company.  Biographical information for Mr. Sage appears earlier in this report.  Thereafter, on July 30, 2013 Messrs. Alexander Long and Jonathan Long resigned as officers and directors of the Company and Mr. Sage was appointed President and Secretary. Mr. Sage was not a party to any transaction with the Company prior to his appointment as a director.  The Company expects to finalize the compensation arrangements with Mr. Sage during the fourth quarter of 2013.

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

SUCCESS EXPLORATION & RESOURCES, INC.

        (Registrant)

Dated: October 21, 2013

By:  /s/ Matthew H. Sage

Matthew H. Sage, President, Treasurer and Director

(Principal Executive Officer)

Dated: October 21, 2013

By:  /s/ Raymond Talarico

Raymond Talarico, Chief Financial Officer and Director

(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION

I, Matthew H. Sage, certify that:

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

Dated: October 21, 2013

By:  /s/ Matthew H. Sage

Matthew H. Sage, President, Treasurer and Director

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Raymond Talarico, certify that:

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

Dated: October 21, 2013

By:  /s/ Raymond Talarico

Raymond Talarico, Chief Financial Officer and Director

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2013 as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 21, 2013

By:  /s/ Matthew H. Sage

Matthew H. Sage, President, Treasurer and Director

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Success Exploration & Resources, Inc. (the “Company”) on Form 10-Q for the period ended August 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 21, 2013

By:  /s/ Raymond Talarico

Raymond Talarico, Chief Financial Officer and Director

(Principal Financial Officer)