Form 10-Q
period 2013-11-30
Success Exploration & Resources Inc
filed 2014-01-21
CIK 1360752

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended November 30, 2013

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

Common, $.001 par value per share: 4,521,000 outstanding as of January 21, 2014.

TABLE OF CONTENTS

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS.

3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

14

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

22

ITEM 4.

CONTROLS AND PROCEDURES.

22

PART II - OTHER INFORMATION

23

ITEM 1.

LEGAL PROCEEDINGS.

23

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

23

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

23

ITEM 4.

MINE SAFETY DISCLOSURES.

23

ITEM 5.

OTHER INFORMATION.

23

ITEM 6.

EXHIBITS.

28

SIGNATURES

29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Success Exploration & Resources, Inc.

FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2013

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	Page	4
Statements of Operations	Page	5
Statements of Cash Flows	Page	6
Notes to the Financial Statements	Page	7-13

SUCCESS EXPLORATION & RESOURCES, INC.
(AN DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (Unaudited)

	November 30,	May 31,
	2013	2013
ASSETS
Current Assets
Cash	$ 11,906	$ 8,711
Note receivable	16,564	-
Total current assets	28,470	8,711
Total assets	$ 28,470	$ 8,711

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 2,500	$ 2,529
Accrued expenses	17,500	-
Deferred rent	3,452	-
Note payable-related party	-	56,090
Convertible note payable-related party, net discount of $70,673	179	-
Accrued interest	932	-
Total current liabilities	24,563	58,619
Total liabilities	24,563	58,619

Stockholders’ Equity (Deficit)
Preferred stock: 5,000,000 shares authorized; $0.001 par value,
no shares issued and outstanding at November 30, 2013 and May 31, 2013	-	-
Series A Preferred stock: 2,000,000 shares authorized; $0.001 par value,
no shares issued and outstanding at November 30, 2013 and May 31, 2013	-	-
Series B Preferred stock: 600,000 shares authorized; $0.001 par value,
600,000 shares issued and outstanding at November 30, 2013 and May 31, 2013	600	-
Series C Preferred stock: 2,000,000 shares authorized; $0.001 par value, no shares issued and outstanding at November 30, 2013 and May 31, 2013
Common stock: 600,000,000 shares authorized; $0.001 par value, 4,521,000
shares issued and outstanding at November 30, 2013 and May 31, 2013	4,521	4,521
Additional paid-in capital	204,366	78,114
Deficit accumulated during the development stage	(205,580)	(132,543)
Total stockholders’ equity (deficit)	3,907	(49,908)

Total liabilities and stockholders’ equity (deficit)	$ 28,470	$ 8,711

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

.					For the Period
					from
					November 29, 2005
					(inception)
	For the Three Months Ended November 30,		For the Six Months Ended November 30,		through
	2013	2012	2013	2012	November 30, 2013
Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Professional fees	17,000	19,150	17,000	26,150	120,870
General and administrative	46,334	2,755	54,926	4,452	84,925
Total operating expenses	63,334	21,905	71,926	30,602	205,795
Net loss from operations	(63,334)	(21,905)	(71,926)	(30,602)	(205,795)

Other Income (Expense)
Interest income	-	-	-	-	1,326
Interest expense	(831)	-	(1,111)	-	(1,111)
Total other income (expense)	(831)	-	(1,111)	-	215
Net loss	$ (64,165)	$ (21,905)	$ (73,037)	$ (30,602)	$ (205,580)

Per Share Data:
Basic loss per common share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

Weighted average number of common
shares outstanding: basic	4,521,000	4,521,000	4,521,000	4,521,000

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.
(AN DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period
			from
			November 29, 2005
			(inception)
	For the Six Months Ended November 30,		through
	2013	2012	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (73,037)	$ (30,602)	$ (205,580)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash interest expense	179	-	179
Changes in operating assets and liabilities:			-
Increase (decrease) in accounts payable	(29)	-	2,500
Increase in accrued expenses	17,500	-	17,500
Increase in deferred rent	3,452	-	3,452
Increase in accrued interest	932	-	932
Net cash used in operating activities	(51,003)	(30,602)	(181,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable	(16,564)	-	(16,564)
Net cash used in investing activities	(16,564)	-	(16,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	30,602	86,090
Proceeds from convertible note payable - related party, net	70,852	-	70,852
Payments on notes payable - related party	(90)	-	(30,090)
Proceeds from sale of common stock	-	-	82,635
Net cash provided by financing activities	70,762	30,602	209,487
			-
NET CHANGE IN CASH	3,195	-	11,906
CASH AT BEGINNING OF PERIOD	8,711	38,711	-
CASH AT END OF PERIOD	$ 11,906	$ 38,711	$ 11,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-cash investing and financing activities:
Series B Preferred Stock issued for debt conversion	$ 56,000	$ -	$ 56,000

See accompanying notes to the financial statements.

SUCCESS EXPLORATION & RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended May 31, 2013 and for the period from Inception (November 29, 2005) to November 30, 2013 and notes thereto included in the Company’s Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

The Company is currently seeking, and has accelerated its efforts, to evaluate and acquire complimentary operational businesses or business units in emerging markets, with a primary focus on technology and technology delivery, marketing and marketing solutions, on which to base the Company’s future business activities. Management is seeking to acquire assets or shares of an entity engaged in business which generates revenues and have complimentary and synergistic business models, in exchange for the Company’s securities.   The Company has not realized any revenues as of yet from its plan of operations.

Following the change of control, July 30, 2013, the Company elected to remain a “shell company”, a self determined status, as that term is defined in the Exchange Act; however, management of the Company has accelerated its efforts to acquire complimentary business or business assets on which to base the Company’s future business activities.

Management is actively pursuing business units in emerging technologies to acquire assets or controlling shares of complimentary entity or entities who are actively engaged in business which; firstly, generate positive EBITDA and secondly, revenues, and lastly, are unique to the space with high potential for immediate growth, to further the Company’s Plan of Operations, in exchange for the Company’s securities and expertise in these areas.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of November 30, 2013 and May 31, 2013, cash and cash equivalents were $11,906 and none, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2013 and May 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Development Stage Company

The Company complies with ASC 915 for its characterization of the Company as a Development Stage Entity.

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

Recent pronouncements

The Company has evaluated recent accounting pronouncements and, while it believes that none of such pronouncements shall have a detrimental or materially negative effect on the Company’s Plan of Operations, Financial Reporting and or Controls, the Company has no control of or over such pronouncements and as such, any and all future pronouncements may represent a Risk Factor which the Company has no control over, which may have a material effect on the Company future operations, financial stability and controls.

As of the date herein, the Company has evaluated the most recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues as of the date herein. As shown on the accompanying financial statements, the Company has incurred a net loss of $205,580 for the period from inception (November 29, 2005) to November 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company may seek equity and/or debt financing. If the financing does not provide sufficient capital, shareholders and non-affiliates of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, there are no assurances or formal agreements obliging any shareholder, officer or director or non-affiliate to provide such funds. The Company is dependent upon management’s ability to secure equity and/or debt financing and there are no assurances that management will be successful. Absent additional financing, it is unlikely for the Company to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

Prior to June 1, 2013, Mr. Long, a former officer and director of the Company, had loaned the Company an aggregate amount of $56,090.  This loan bore no interest and was due upon demand.  On July 30, 2013, in connection with the change of control of the Company, Mr. Long sold his debt to HSC Holdings LLC pursuant to a Debt Exchange Agreement with HSC Holdings LLC, the Company's majority shareholder, in which Mr. Long’s note was exchanged for a Promissory Note in the principal amount of $56,000 with HSC Holdings LLC.  The note is due December 31, 2013, bears interest at the rate of 6% per annum due on maturity and is unsecured.

On November 11, 2013 the Board of Directors and a majority in interest of the Shareholders approved the issuance of 600,000 Series B Super Voting Preferred Shares, par value $0.001, to redeem the above Promissory Note in the amount of $56,000 bearing 6% interest, that would have matured on December 31, 2013, payable to majority shareholder, HSC Holdings, LLC.  Such Promissory Note was issued in conjunction with the change of control on July 30, 2013.  The shares were issued during November 2013.

As of November 30, 2013 and May 31, 2013, the note payable balance owed to a related party was none and $56,090, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On November 29, 2013 the Company entered into a Convertible Promissory Note (“Note”) in the amount of $70,852, bearing 8% interest per annum, maturing on December 29, 2014, with Secured Income Reserve, Inc., a related party.  Ilona A. Mandelbaum is a director of the Company, the managing partner of HSC Holdings LLC, the majority shareholder of the Company and Ms. Mandelbaum is also the majority shareholder of Secured Income Reserve, Inc.  The Company plans to utilize the loan as follows: $10,000 for office rent, supplies, phone & utilities; $25,000 for legal, consulting & accounting; and $35,852 for working capital purposes.

At the option of the Lender (or Holder), Lender may convert the note and the unpaid interest thereon into the Common Stock of the Company based upon the closing bid price of one shares of the Common Stock as published by the OTC Markets Weekly Report at the rate of the lesser of Ten cents ($0.10) or 50% of the average prior five days bid price of one (1) share of Common Stock.  In the event there is no published Closing bid price for one (1) shares of Common Stock of the Borrower as published by the OTC Markets Weekly Report, or if, such published amount is less than par value, the Lender may convert all such amounts due to Lender at two (2) times par value of One (1) Common Stock of the Company.  The beneficial conversion feature resulting from the discounted conversion price on the date of grant was valued to be the full principal amount of the Note, $70,852.  This value was recorded as a discount on debt and offset to additional paid in capital. The debt discount will be amortized to interest expense over the term of the note using the effective interest method.  During the three months ended November 30, 2013, debt discount in the amount of $179 was amortized to interest expense with $70,673 remaining as the unamortized portion of the discount.

As of November 30, 2013, the convertible note payable balance owed to the related party was $70,852, offset by the remaining debt discount of $70,673 and presented on the financial statements in the net amount of $179 as the convertible note payable amount due to related party.

NOTE 6 – NOTE RECEIVABLE

During the three month period ended November 30, 2013, the Company loaned $16,565 to a nonaffiliated company in the technology sector and the amounts were used primarily for technology development, employee compensation.  Such amounts bear 6% interest and are due and payable on demand.  The monies are further secured by encryption software technology developed by the third party company.  The Company has secured both the source code and the only hard copy of the software known to exist.  The Company does not anticipate investing in any other such facilities nor intends to lend further amounts to the borrower.

As of November 30, 2013, the note receivable balance owed to the Company was $16,565.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 600,000,000 shares of Common Stock, 5,000,000 shares of “blank check” Preferred Stock, 2,000,000 shares of Series ‘A’ Preferred Stock, 600,000 shares of Series ‘B’ Super Voting Preferred Stock and  2,000,000 shares of Series ‘C’ Preferred Stock, each with a par value of $0.001 per share.

On September 6, 2013, the Company approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation, Article IV (the “Certificate”) (a) to authorize 600,000,000 shares of $0.001 par value per share common stock and (b) to re-authorize 5,000,000 shares of “blank check” preferred stock, $0.001 par value per share of Preferred Stock.

On November 7, 2013, the Company approved the filing of a Certificate of Amendment to the Articles of Incorporation, setting forth the Designation of Rights & Preferences for three (3) series of Preferred Stock, namely; 2,000,000, Series ‘A’ Preferred Stock, 600,000 Series ‘B’ Super Voting Preferred Stock and 2,000,000 Series ‘C’ Preferred Stock, pursuant to Nevada (NRS) 78.385 & 78.390 – After Issuance of Stock and further pursuant to NR 78.1955.

The designations, rights and preferences of the 2,000,000 shares of Series A Preferred Stock include:

• each share is entitled to the number of votes as shall equal the number of shares of our common stock into which it is then convertible, and the holders of the Series A Preferred Stock will vote together with the holders of our common stock as a single class on all matters submitted to a vote of our stockholders, except as required by law or as otherwise provided,

• the shares are convertible at our option at any time, or by the option of the holder at any time within the first 12 months of issuance, into shares of our common stock at a conversion ratio determined by (i) multiplying the number of shares of Series A Preferred Stock to be converted by $2.50 plus any declared but unpaid dividends, and (ii) dividing the result thereof by the conversion price of $2.50, and the multiplying this amount by two, subject to proportional adjustment in the event of stock splits, stock dividends or similar corporate events,

• cumulative dividends accrue on each share of Series A Preferred Stock at the rate of 10% per annum payable twice per calendar year, if and when declared by our Board of Directors.  Any declared dividends are payable in cash, shares of our common stock, additional shares of Series A Preferred Stock, or any combination thereof in our discretion,

• each share has a liquidation preference of $2.50 per share, subject to proportional adjustment in the event of stock splits, stock dividends or similar corporate events, plus any accrued but unpaid dividends,

• so long as any shares of Series A Preferred Stock are outstanding, the consent of the holders of at least 51% of the shares is necessary to create any series of preferred stock which is not junior to the Series A Preferred Stock,

• at any time upon 10 days notice, and providing that we receive the consent of the holders of at least 51% of the then outstanding shares of Series A Preferred Stock, we are entitled to redeem the shares for a redemption price of (i) $2.50 per share plus declared but unpaid dividends, payable in cash, and (ii) two shares of our common stock, and

• at any time that we (i) complete a “qualified financing,” or (ii) a “qualified registration statement” has occurred, the holders of the Series A Preferred Stock have the right to put the shares back to us and we are obligated to pay them an amount, in cash, equal to 125% of the stated value of the Series A Preferred Stock. For the purposes of the designations, “qualified financing” means gross proceeds received by us from the issuance of equity, debt or equity-linked securities of at least $10 million, and “qualified registration statement” means any registration statement undertaken by us of any equity or equity-linked securities.

 The designations, rights and preferences of the 600,000 shares of Series ‘B’ Super Voting Preferred Stock include:

• the holders have 1,000 times the number of votes on all matters submitted to a vote of our stockholders that each stockholder of our common stock is entitled to on any matter submitted to a vote of our stockholders.  The Series B Super Voting Preferred Stock and common stock vote together as a single class,

• the shares of Series B Super Voting Preferred Stock are not convertible into any other security,

• the shares pay an annual dividend of 3% of the original issuance price of $0.001 per share if and when declared by the Board of Directors.  If, in any 12 month period, the Board declared dividends on our common stock which would exceed the declared dividends on the Series B Super Voting Preferred Stock in such period determined on a common share equivalent basis, the Board is obligated to declare and pay additional dividends on the Series B Super Voting Preferred Stock so that the total dividends on are parity determined on a common stock equivalent basis, and

• subject to any preferential liquidation rights, upon the liquidation or winding up of our company, the holders of Series B Super Voting Preferred Stock are entitled to a distribution in an amount equal to the amount available for distribution to our common stockholders.

The designations, rights and preferences of the 2,000,000 shares of Series ‘C’ Preferred Stock include:

• each share is entitled to the number of votes as shall equal the number of shares of our common stock into which it is then convertible, and the holders of the Series C Preferred Stock will vote together with the holders of our common stock as a single class on all matters submitted to a vote of our stockholders, except as required by law or as otherwise provided,

• each share is convertible at the option of the holder into two shares of our common stock; provided, however, that such shares may be converted into shares of our common stock with our permission, but restricted for a period of (i) six months after purchase if we file public reports pursuant to Section 12 or 15 of the Securities Exchange Act of 1934, or (ii) 12 months if we do not file such public reports,

• cumulative dividends accrue on each share of Series C Preferred Stock at the rate of 10% per annum, if and when declared by our Board of Directors.  Any declared dividends are payable in cash, shares of our common stock, additional shares of Series C Preferred Stock, or any combination thereof in our discretion,

• each share has a liquidation preference of $5.00 per share, subject to proportional adjustment in the event of stock splits, stock dividends or similar corporate events, plus any accrued but unpaid dividends,

• with the consent of the holders of at least 51% of the then outstanding shares of Series C Preferred Stock, the company may call for and or convert the shares into shares of our common stock ,

• at any time upon 10 days notice, and providing that we receive the consent of the holders of at least 51% of the then outstanding shares of Series C Preferred Stock, we are entitled to redeem the shares for a redemption price of (i) $5.00 per share plus declared but unpaid dividends, payable in cash, and (ii) one share of our common stock, and

• at any time that we (i) complete a “qualified financing,” or (ii) a “qualified registration statement” has occurred, the holders of the Series C Preferred Stock have the right to put the shares back to us and we are obligated to pay them an amount, in cash, equal to 125% of the stated value of the Series C Preferred Stock. For the purposes of the designations, “qualified financing” means gross proceeds received by us from the issuance of equity, debt or equity-linked securities of at least $20 million, and “qualified registration statement” means any registration statement undertaken by us of any equity or equity-linked securities.

On November 11, 2013 the Board of Directors and a majority in interest of the Shareholders approved the issuance of 600,000 Series B Super Voting Preferred Shares, par value $0.001, to redeem a Promissory Note in the amount of $56,000 bearing 6% interest, that would have matured on December 31, 2013, payable to majority shareholder, HSC Holdings, LLC.  Such Promissory Note was issued in conjunction with the change of control on July 30, 2013.  The redemption of such Promissory Note and the Issuance of the Preferred Shares is reflected on the Financial Statements of the Company attached herein and by reference.

For the three months ended November 30, 2013, 600,000 Series B Super Voting Preferred Shares were issued as discussed above and no Common Shares were issued.

At November 30, 2013, there were 4,521,000 shares of Common Stock and 600,000 shares Series B Super Voting Preferred Stock issued and outstanding.

NOTE 8 – WARRANTS AND OPTIONS

As of November 30, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

On November 11, 2013, the Company redeemed a Promissory Note in the amount of $56,000 (see Note 5).

On November 29, 2013 the Company entered into a Convertible Promissory Note in the amount of $70,852 with a related party (see Note 6).

Office space and related utilities and office expenses had been provided without charge by an officer and director of the Company through the change of control on July 30, 2013 through September 30, 2013 and such costs were provided for no consideration; accordingly, they had not been reflected herein.   On October 22, 2013 the Company requested Assignment of the Lease for the Company’s current office space to Success Exploration & Resources, Inc.  As a result of such request for Assignment; the Company paid $4,743.50 in both October 2013 and November 2013 to G&C Congress Investors, LLC, the landlord, for office rent.  Additional and related utilities and office expenses relating to the office space have also been paid by the Company and are reflected in the Financial Statements of the Company and referenced herein.  The Company anticipates such Assignment to be completed prior to the next reporting period and will continue to make lease payments in the interim, including its general office expenses and utilities.

The Board of Directors has decided to review, at the next meeting of the Board of Directors, all monies advanced, and all such advances provided to the Company by affiliates, shareholders and officers of the Company and may elect to reimburse such costs which include but are not limited to any and all such costs incurred by HSC Holding, LLC related to the financing of the Company.   If the Company elects to reimburse such advances, these advances, costs and charges shall be reflected in subsequent financial reports.

On October 15, 2013 the Company entered into a Consulting & Distribution Agreement with Intelakare Marketing, Inc., to provide business and consulting services to the Company.  Raymond Talarico, Director and Chief Financial Officer of the Company is also the majority shareholder of IntelaKare Marketing, Inc.; terms and conditions of such Agreement are as reported on Form 8-K during the period. The Company has entered into negotiations and anticipates entering into a long term employment agreement with Mr. Talarico during the next quarter.

NOTE 10 – SUBSEQUENT EVENTS

The Company is not aware of any subsequent matters requiring disclosure at this time, other than the issuance of three Convertible Promissory Notes as discussed below.

On January 3, 2014, the Company entered into a Convertible Promissory Note in the amount of $75,000 for working capital purposes by the Company, bearing an interest rate of 15% per annum, maturing on January 3, 2015, with Tamda Marketing, Inc. a non-affiliated Debt holder.  Terms of the Convertible Promissory Note require the Company to prepay the interest on the Convertible Promissory Note in the amount of $11,250. Additional terms include the ability of the Holder at the option of the Holder to convert such Convertible Promissory Note.

On December 20, 2013, the Company entered into a Convertible Promissory Note in the amount of $65,000 for working capital purposes by the Company, bearing an interest rate of 15% per annum, maturing on December 20, 2014, with Tamda Marketing, Inc. a non-affiliated Debt holder.  Terms of the Convertible Promissory Note require the Company to prepay the interest on the Convertible Promissory Note in the amount of $9,750. Additional terms include the ability of the Holder at the option of the Holder to convert such Convertible Promissory Note.

On December 9, 2013, the Company entered into a Convertible Promissory Note in the amount of $110,000 for working capital purposes by the Company, bearing an interest rate of 15% per annum, maturing on December 9, 2014, with Tamda Marketing, Inc. a non-affiliated Debt holder.  Terms of the Convertible Promissory Note require the Company to prepay the interest on the Convertible Promissory Note in the amount of $16,500. Additional terms include the ability of the Holder at the option of the Holder to convert such Convertible Promissory Note.

The conversion terms contained in the three Convertible Promissory Notes described above are identical and read as follows:

“At the option of the Lender (or Holder), Lender may convert the note and the unpaid interest thereon into the Common Stock of the Company based upon the closing bid price of one shares of the Common Stock as published by the OTC Markets Weekly Report at the rate of the lesser of Ten cents ($0.10) or 50% of the average prior five days bid price of one (1) share of Common Stock.  In the event there is no published Closing bid price for one (1) shares of Common Stock of the Borrower as published by the OTC Markets Weekly Report, or if, such published amount is less than par value, the Lender may convert all such amounts due to Lender at two (2) times par value of One (1) Common Stock of the Borrower.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

SEC Rule 405 under the Securities Exchange Act defines a “shell company” as a registrant with no or nominal operations and no or nominal assets or just assets consisting entirely of cash. A shell company is required to identify itself as such on the cover page of its periodic SEC reports. In the event of certain corporate reorganizations effecting a change in control of the SEC reporting company with an otherwise privately held company, a shell company is required to make extensive additional disclosures regarding the shell company and the privately held company whose objective may be to become an SEC reporting, public company. We have identified ourselves as a shell company because of our limited operations and assets to date. It is not our plan or intention to seek out or entertain proposals for reorganization of our company with any other company which would result in a change in control or a change in our Plan of Operations.

To date, the point at which a potential shell company's operations and assets are no longer be considered nominal is not defined in the Rule and has not been clarified by any SEC pronouncements or judicial interpretations. The Company intends to re-evaluate our operations and assets as well as any additional legal clarification prior to the filing of every report to determine if it is appropriate to change our self determined status.  The Company believes its Plan of Operations, once fully implemented, will provide the Board of Directors of the Company the ability to reevaluate the self determined status of the Company as a “shell company”.   However, there can be no assurances the Company will ever meet or exceed the threshold of a non-shell company now or in the future despite the Company’s Plan of Operations or management’s implementation of such Plan of Operations.

Forward-Looking Statements

This discussion contains forward-looking statements.  Forward-looking statements provide our current expectations or forecasts of future events.  Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Overview

Success Exploration & Resources, Inc., (referred to herein as the “Company”, “we”, “us” and “our”) is currently seeking, and has accelerated its efforts, as a result of monies borrowed by the Company, to evaluate and acquire complimentary operational businesses or business units in emerging markets, with a primary focus on technology and technology delivery, marketing and marketing solutions, on which to base the Company’s future business activities.  Management is aggressively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues and have complimentary and synergistic business which promote and support the Company's Plan of Operations, in exchange for the Company’s securities.

During the period the Company evaluated several business entities, and as a result of those evaluations, management circulated two (2) Letter(s) of Intent (LOI) to the management of those complimentary business units.  Management believes the execution of one or both of said LOI’s would benefit its Plan of Operations and forward the interest of its stakeholders.

The Company will continue to evaluate additional business units and business opportunities, as available, which meet the Company’s unique qualifiers as complimentary to its Plan of Operations.  Upon completion of such evaluations by management of the Company, and if so favorable, management intends, following agreement of the target and through the Letter of Intent process to initiate a thorough and exhaustive due-diligence review of the target to insure the target meets or exceeds the Companies baseline as complimentary to our Plan of Operations.  Following such an exhaustive review, and if such Terms and Conditions by the Company can be met by the target, the Company would seek to acquire controlling interest and assets of the target.  The Company optionally has the ability to absorb the target and or operate the target with predecessor management in place as a wholly owned subsidiary of the Company.

Management believes, based upon its focused Plan of Operations, coupled with the acquisition (Closing) of one or both of the planned targets the Company is actively pursuing, management will thereon evaluate, with the Board of Directors its self determined status as a “shell company”.  Under SEC Rule 405 under the Securities Exchange Act defines a “shell company” as a registrant with no or nominal operations and no or nominal assets or just assets consisting entirely of cash.  On-going management will actively seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for the Company’s securities.   As of the date herein the Company has not realized any revenues as of yet from its Plan of Operations.

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

Prior to the change of control effective July 30, 2013, the Company was primarily engaged in the mining business whose purpose was to explore and acquire minerals and mineral rights for commercial use.  As a result of all known mining claims either being absent any known commercial mineral reserves or mineral rights, prior management abandoned such plan of operations. Historically, and prior to the change of control, the Company recorded no cost or expenses related to the acquisition of any known mining or mineral claim, claims or rights.  Consequently, as a result of its proposed change to its Plan of Operations the Company intends to amend, subject to SEC rule, its SIC Code to 7374 – Computer Processing and Data Preparation and Processing Services from 1000 – Metal Mining; Industry to Computer Services from Metal Mining and finally its Sector to Technology from Basic Metals.  Such amendments will reflect more accurately its proposed Plan of Operations.

On July 30, 2013, Messrs. Alexander Long and Jonathan Long, then executive officers and directors of the Company, and Stuart William Craig, a former member of our Board of Directors, entered into a Stock Purchase Agreement with HSC Holdings LLC.  Under the terms of this agreement, HSC Holdings LLC acquired 2,751,000 shares of our common stock, representing approximately 61% of the Company’s outstanding common stock, from Messrs. Alexander Long and Jonathan Long for aggregate cash consideration of $211,843.88.  HSC Holdings, LLC used its working capital to fund the purchase of these shares.  As a provision of this transaction and change of control, Messrs. Alexander Long and Jonathan Long resigned as officers and directors of the Company and Mr. Sage was appointed an officer and director.

On September 6, 2013, the Company approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation, Article IV (the “Certificate”) (a) to authorize 600,000,000 shares of $0.001 par value per share common stock (b) to re-authorize 5,000,000 shares of “blank check” preferred stock, $0.001 par value per share of Preferred Stock.

On November 7, 2013, the Company approved the filing of a Certificate of Amendment to the Articles of Incorporation, setting forth the Designation of Rights & Preferences for three (3) series of Preferred Stock, namely; 2,000,000, Series ‘A’ Preferred Stock, 600,000, Series ‘B’ Super Voting Preferred Stock and 2,000,000 Series ‘C’ Preferred Stock, pursuant to Nevada (NRS) 78.385 & 78.390 – After Issuance of Stock and further pursuant to NR 78.1955.

On November 11, 2013,  the Board of Directors and a majority in interest of the Shareholders approved an issuance of 600,000 Series B Super Voting Preferred Shares, par value $0.001, to redeem a Promissory Note in the amount of $56,000 bearing 6% interest, maturing on December 31, 2013, payable to majority shareholder, HSC Holdings, LLC.  Such Promissory Note was issued in conjunction with the change of control on July 30, 2013.  The redemption of such Promissory Note and the Issuance of the Preferred Shares is reflected on the Financial Statement of the Company attached herein and by reference.

During the three month period ending November 30, 2013, the Company borrowed $70,852 from a director of the Company to forward its plan of operations. The Company plans to utilize the loan as follows: $10,000 for office rent, supplies, phone & utilities; $25,000 for legal, consulting & accounting; and $35,852 for working capital purposes.

The amounts listed under Working Capital provided for the Company to evaluate several non-affiliated business units and one affiliated business unit, whereby, during the period, the Company negotiated and delivered two (2), Letters of Intent (LOI), to the management of said business units.  Non-disclosure Agreements (NDA) prevent the Company from disclosing the names of the entities or management of said entities.  As of the date of this filing, the Company and the entities management in receipt of the Letter(s) of Intent are in the process of evaluating and considering the proposals of the Company.  Following execution of the Letter or Letters of Intent, the Company will begin an exhaustive due diligence period with the intent of Closing the transaction(s) and controlling the target, its operations and revenue.  The Company will report any and all material events related to the Letter(s) of Intent as is required by Rule, when and if, there is a resultant change in status of such Letter(s) of Intent.

Currently, the Company has not generated any revenues as of the date herein and the Company has incurred a net loss of $205,580 for the period from inception (November 29, 2005) to November 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern had management not changed its Plan of Operations.  Consequently, as a result of its proposed Plan of Operations the Company intends to amend, subject to SEC rule, its SIC Code to 7374 – Computer Processing and Data Preparation and Processing Services from 1000 – Metal Mining; Industry to Computer Services from Metal Mining and finally its Sector to Technology from Basic Metals, such amendments will reflect more accurately its proposed Plan of Operations.  However, such a change in the Plan of Operations of the Company is not an indication, nor should investors or shareholders consider that such a change in the Plan of Operations be an indication that the Company will be successful in the implementation of such a change in the Plan of Operations now or in the future, or if implemented that the Company will generate revenue now or in the future.  Equally, there can be no assurance that the Company’s current Plan of Operations will be any more successful that it’s prior management’s plan or proposals. Currently, the future of the Company financial status is dependent upon its ability to obtain financing and upon future profitable from operations from the development of its business opportunities and the full implementation of its Plan of Operations.

To finance the current and future operations, the Company may and will seek additional equity and/or debt financing.  If such financing does not provide sufficient capital, shareholders and non-affiliates of the Company have agreed to provide stop-gap financing in the form of Convertible Promissory Notes over the next twelve-month period.  For the period ending November 30, 2013 the Company borrowed from an affiliated entity $70,852, to finance current Operations during the period contained in this report.

The Company through the date herein (please refer to Financial Statements attached herein and by reference, specifically Note 7. Subsequent Events), from a non-affiliated third party, borrowed an additional $250,000 in the form of Convertible Promissory Note(s) attached herein and by reference.  These loans, and future monies and or loans to the Company represent potentially highly dilutive common stock issuances and shareholders, investors and their financial planners are cautioned to read the Convertible Promissory Notes in their entirety.  Furthermore, while the Company believes the lenders will continue to finance the Operations of the Company, the lenders are under no formal obligation nor are any shareholder, officer or director or non-affiliate to provide any such funds and there is no assurance that they will continue to do so. On-going the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, it is unlikely for the Company, or any company, to continue as a going concern.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

The Company elected to enter into the Convertible Promissory Notes to further its Plan of Operations; to evaluate and acquire operational businesses or business units in emerging markets on which to base the Company’s future business activities, management believes the capital infusion will assist the Company to proactively evaluate and acquire assets or shares of an entity actively engaged in business which generates revenues or has the ability to quickly generate revenue, in exchange for the Company’s securities. The Company may, in the future elect to enter into additional Convertible Promissory Notes or other such dilutive debentures as so deemed by the Board of Directors to be in the best interest of the Company.  Furthermore, the Company may enter into such Convertible Promissory Notes with both affiliates of the Company and non-affiliates alike.  Such Convertible Promissory Notes may, can and will be highly dilutive to shareholders of the Company. Investors and Shareholder alike are cautioned to evaluate the Debt of the Company prior to making any such investment or purchase of the Company’s securities.

Additionally, The Board of Directors has decided to review, at the next meeting of the Board of Directors all such monies and advances provided to the Company by affiliates, shareholders and officers of the Company and may elect to reimburse any and all such costs.  If the Company elects to reimburse such advances, these advances, costs and charges, may increase the likelihood that the Company would need to raise additional funds in the form of Convertible Promissory Notes which would increase shareholder dilution upon conversion of such Convertible Promissory Note.  Management of the Company anticipates that such amounts advanced to further its Plan of Operations by affiliates, shareholders and officers totals approximately $565,000 as of the date herein, notwithstanding the monies HSC Holding, LLC utilized to purchase the control block on July 30, 2013, or the monies loaned to the Company during the subsequent period as discussed in the Financial Statements of the Company specifically, Note 10. Subsequent Events.

Currently, the Company considers itself a “shell company” under the Rule; however, it is the intent of management through its Plan of Operations to satisfy the Rule and, in the future, redress the self determined status of the Company as a “shell company” as management moves to fully implement its Plan of Operations.

The following analysis of the results of operations and financial condition of the company for the quarter ending November 30, 2013 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this Form 10-Q, the financial statements of the Company for the years ended May 31, 2013 and 2012 and for the period from Inception (November 29, 2005) to August 31, 2013 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 15, 2013 and the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013 and November 22, 2013. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the three months ended November 30, 2013, the Company recorded a net loss of $64,165 as compared to a loss of $21,905 for the three months ended November 30, 2012.   The loss for the three months ended November 30, 2013 represents a loss of approximately $0.01 per common share and is primarily attributable to increased general and administrative expenses. The Company has not yet generated any revenue from its Plan of Operations. Our ability to evaluate and acquire complimentary operational businesses or business units in emerging markets, with a primary focus on technology and technology delivery, marketing and marketing solutions, on which to base the Company’s future business activities is dependent, in large part, upon our raising additional capital, and accelerating efforts to acquire a business or assets on which to base the Company’s future business activities.  Management is actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues and have complimentary and synergistic business models, in exchange for the Company’s securities.

Selected financial information:

	For the Three Months Ended
	November 30, 2013	November 30, 2012
Revenues	$ -	$ -
Net Loss	64,165	21,905
Loss per share- basic	0.01	0.00
Cash dividends declared per share	$ -	$ -

As of
	November 30, 2013	May 31, 2013
Total Assets	$ 28,470	$ 8,711
Total Liabilities	$ 24,563	$ 58,619

As of November 30, 2013, the Company had total assets of $28,470, consisting of cash in the amount of $11,906 and a note receivable in the amount of $16,564.

As of November 30, 2013, the Company had total liabilities of $24,563 consisting primarily of accrued expenses of $17,500 in fees due to consultants and $70,852 in a convertible note payable to related party, offset by debt discount of $70,673.

The Board of Directors has decided to review, at the next meeting of the Board of Directors all such monies and advances provided to the Company by affiliates, shareholders and officers of the Company and may elect to reimburse any and all such costs.  If the Company elects to reimburse such advances, these advances, costs and charges, may increase the likelihood that the Company would need to raise additional funds in the form of Convertible Promissory Notes which would increase shareholder dilution upon conversion of such Convertible Promissory Note.  Management of the Company anticipates that such amounts advanced to further its Plan of Operations by affiliates, shareholders and officers and others totals approximately $565,000 as of the date herein, notwithstanding the monies HSC Holding, LLC utilized to purchase the control block on July 30, 2013, or the monies loaned to the Company during the subsequent period as discussed in the Financial Statements of the Company specifically, Note 10. Subsequent Events.

Revenues

No revenue was generated by the Company's operations during the three months ended November 30, 2013 or since inception (November 29, 2005).

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the operating loss for the three months ended November 30, 2013 of $63,334 consist of general and administrative expenses.

During the three months ended November 30, 2013, the Company recorded a net loss of $64,165 as compared to a loss of $21,905 for the three months ended November 30, 2012.   The loss for the three months ended November 30, 2013 represents approximately $0.01 per common share and is primarily attributable to increased general and administrative expenses.

Plan of Operations

Our Plan of Operations for the next twelve months is determined in large part by management’s ability to evaluate and acquire the business units management has targeted for acquisition by the Company.  Currently, the Company is seeking, and has accelerated its efforts, to evaluate and acquire complimentary operational businesses or business units in emerging markets, with a primary focus on technology and technology delivery, marketing and marketing solutions, on which to base the Company’s future business activities.  Management is actively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues and have complimentary and synergistic business models which increase our common stocks valuation, in exchange for the Company’s securities.

The Company implemented its current Plan of Operations following the change of control on July 30, 2013, and has not, as of yet, realized any revenues from its Plan of Operations, nor has the Company realized any revenues since inception. Consequently, as a result the change to its Plan of Operations the Company intends to amend, subject to SEC rule, its SIC Code to 7374 – Computer Processing and Data Preparation and Processing Services from 1000 – Metal Mining; its Industry to Computer Services from Metal Mining, and finally its Sector to Technology from Basic Metals, such amendments will reflect more accurately its Plan of Operations.

Following the change of control, July 30, 2013, the Company elected to remain a “shell company”, a self determined status, as that term is defined in the Exchange Act; however, management of the Company has accelerated its efforts to acquire complimentary business or business assets on which to base the Company’s future business activities.

Management  is actively pursuing business units in emerging technologies to acquire assets or controlling shares of complimentary entity or entities who are actively engaged in business which; firstly, are unique to the space with high potential for immediate growth, and secondly, have the ability with management’s operational oversight to generate positive EBITDA, and lastly, are complimentary and synergistic to the Company’s Plan of Operations to advantage the Company in scaling of its footprint in the sector.

During the period herein, the Company evaluated several business entities, and as a result of those evaluations, management circulated two (2) Letter(s) of Intent (LOI) to the management of those complimentary business units.  Management believes the execution of one or both of said LOI’s would benefit its Plan of Operations and forward the interest of its stakeholders.  Management reviews and treats each opportunity individually and evaluates each opportunity on its own merits first, followed by the synergies which would be created by absorbing the business unit into the Company.  Additionally, management intends to seek business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or services.  The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

On-going management anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in the sector in which the Company intends to operate coupled with the shortage of available capital; management believes that there are numerous early stage and business seeking the perceived benefits of a publicly registered corporation.  These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors.  Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex, although within the core competencies of the management of the Company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the Board of Directors, who shall oversee the management of the Company.  The Company’s President.  Mr. Sage and Chief Financial Officer, Mr. Talarico will implement the vision of the Board of Directors and will conduct the initial reviews and evaluations with potential targets.

The Company intends to concentrate on identifying preliminary prospective business opportunities which may be brought to management’s attention through affiliations of the Board of Directors, management and stakeholders.

In analyzing prospective business opportunities, management will consider such matters as:

•

the available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

history of operations, if any;

•

prospects for the future;

•

nature of present and expected competition;

•

the quality and experience of management and the depth of that management;

•

the potential for further growth;

•

specific risk factors known to the Company as of the initial evaluation;

•

the potential for profit;

•

the perceived public recognition of acceptance of products, services, or trades; name identification; and

•

other relevant factors.

In implementing our Plan of Operations, and in the development of a structure for a particular business acquisition, management may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  The Company may also acquire stock or assets of an existing business.  It is possible that the Company will acquire a business or assets from an affiliate, shareholder or Director of our company.  Management anticipates that any securities issued in any such transaction would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  Furthermore, management may and will if so determined by the Board of Directors register and or attempt to register additional securities to incentivize management and or consultants.  The Company expressly reserves the right to undertake any such registration of any such additional securities it so deems necessary while maintaining compliance under the Rule. The Company has not, as of yet, offered any such piggyback registration rights to any such third party, entity, affiliate or non-affiliate, however, in the normal course of business the Company may in fact offer such piggyback registration rights at the will of the Board.  The Company is under no obligation to offer such rights to current or future shareholders and makes no warranties of same.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

Management cannot predict with certainty what revenues the Company can expect during the next twelve months, and while management is aggressively implementing its Plan of Operations there can be no assurance that the Company will generate enough revenue, if any, to pay our operating expenses and overhead for the next twelve months. Management anticipates that the Company will need to raise additional capital to expand and implement its Plan of Operations. There can be no assurances management will be able to raise that capital needed to fully implement the Company’s Plan of Operations, in which event such Plan of Operations may need to be amended or ceased entirely.

Liquidity and Capital Resources

Overview – Quarter ended November 30, 2013

We had $11,906 cash as of November 30, 2013, compared to cash of $8,711 as of May 31, 2013. We had net working capital of $3,907 as of November 30, 2013, compared to a working capital deficiency of $49,908 as of May 31, 2013.

Cash and Working Capital

The Company’s assets are recorded at cost less any allowance for uncollectible accounts, depreciation, amortization, and impairment. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with no recorded revenues since inception.

Management continually reviews its overall capital and funding needs to ensure that the capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company’s future capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, management believes that the Company will continue to increase our net capital through the proceeds from sales of our securities, loans, shareholder loans and short-term loans. The Company currently maintains minimal cash balances and is funded by management and shareholder loans to satisfy monthly cash requirements in the interim by external funding.

Cash Used in Operating Activities

Cash used by operating activities was $51,303 for the six months ended November 30, 2013 compared to cash of $30,602 used in operating activities for the six months ended November 30, 2012.  The cash used in operating activities was primarily funded through shareholder loans.

Investing Activities

During the six months ended November 30, 2013 we loaned $16,564 to a nonaffiliated company primarily for technology development, employee compensation and prepaid royalty.  Such amounts bear no interest and are due and payable on demand.  The Company does not anticipate investing in any other such facilities nor intends to lend further amounts to the borrower.

Financing Activities

Cash provided by financing activities was $70,762 for the six months ended November 30, 2013 compared to cash provided by financing activities $30,602 for the six months ended November 30, 2012.  This cash was provided primarily through shareholder loans.

We anticipate continuing to rely on equity sales of our common shares and stockholder and non-affiliate loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In May 2007, the Company authorized subscription agreements for 1,686,000 common shares pursuant to the issuer’s Registration Statement filed on Form S-1 which became effective August 22, 2011. The total proceeds of $42,150 were deposited in May 2007 and the shares were issued May 15, 2007.  In January 2012, the company authorized subscription agreements for 144,000 common shares.  The total proceeds of $36,000 were deposited in January 2012 and the shares were issued January 31, 2012.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

During the subsequent period the Company elected to enter into several Convertible Promissory Note(s) to further its Plan of Operations; to evaluate and acquire operational businesses or business units in emerging markets on which to base the Company’s future business activities, management believes the capital infusion will assist the Company to proactively evaluate and acquire assets or shares of an entity actively engaged in business which generates revenues or has the ability to quickly generate revenue, in exchange for the Company’s securities. The Company may, in the future elect to enter into additional Convertible Promissory Notes or other such dilutive debentures as so deemed by the Board of Directors to be in the best interest of the Company.  Furthermore, the Company may enter into such Convertible Promissory Notes with both affiliates of the Company and non-affiliates alike.  Such Convertible Promissory Notes may, can and will be highly dilutive to shareholders of the Company. Investors and Shareholder alike are cautioned to evaluate the Debt of the Company prior to making any such investment or purchase of the Company’s securities.

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

As of November 30, 2013 the total amount owing to a related party is $70,852, pursuant to a convertible note payable to the related party.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Success Exploration & Resources, Inc. intends to invest its cash balances, in excess of its current needs, in an interest bearing account. The Company does not invest for the purposes of trading in securities. Additionally, the company does not have any significant market risk exposure at November 30, 2013.

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

None.

 Item 5.

 Other Information.

            Entry into a Material Definitive Agreement.

From time to time, Secured Income Reserve, Inc., owned in the majority by a Director of the Company advanced our company funds for general working capital.  These advances bear an interest rate of 8% and mature one (1) year from the date of issuance.   As of November 30, 2013, the Company owed Secured Income Reserve, Inc $70,852.  The Company anticipates such loans as advanced by shareholders of the Company to continue in materially the same form of Convertible Promissory Note as the Convertible Promissory Note executed on November 29, 2013.

On July 30, 2013, the Company entered into a Debt Exchange Agreement with HSC Holdings LLC pursuant to which Company exchanged the note it had acquired from Mr. Long for a promissory note in the principal amount of $56,000 due December 31, 2013.  This note bears interest at the rate of 6% per annum, is due on maturity and is unsecured.   On November 11, 2013, the Board of Directors elected to redeem such Promissory Note in exchange for the issuance of 600,000 Series B Super Voting Preferred shares to the Debt holder, HSC Holdings, LLC. The redemption of such Promissory Note and the Issuance of the Preferred Shares is reflected on the Financial Statement of the Company attached herein and by reference.

The Board of Directors has decided to review, at the next meeting of the Board of Directors all such monies and advances provided to the Company by affiliates of the Company and may elect to reimburse such costs.  If the Company elects to reimburse such advances, these advances, costs and charges shall be reflected in subsequent financial reports.

Subsequent to the close of the period the Company borrowed $250,000 in the form of three  Convertible Promissory Notes:  on December 9, 2013 in the amount of $110,000, on December 20, 2013 in the amount of $65,000 and on January 3, 2014, in the amount of 75,000, each bearing an interest rate of 15% per annum, maturing 365 days from the date of execution with Tamda Marketing, Inc., a non-affiliated Debt holder.  Terms of the Convertible Promissory Notes require the Company to prepay the interest on each Convertible Promissory Note totaling $37,500.

Properties.

Office space and related utilities and office expenses were provided without charge by an officer and director of the Company through the change of control on July 30, 2013 through September 30, 2013, as such costs were provided for no consideration; accordingly, they had not been reflected.   Subsequent to September 30, 2013, Secured Income Reserve, Inc., a related party, had been providing office space to the Company for no consideration. Ilona A. Mandelbaum is the managing partner of HSC Holdings LLC, the majority shareholder of the issuer; Ms. Mandelbaum is also the majority shareholder of Secured Income Reserve, Inc., however, the Board of Directors has decided to review, at the next meeting of the Board of Directors all such monies and advances provided to the Company by affiliates of the Company and may elect to reimburse such costs.  If the Company elects to reimburse such advances, these advances, costs and charges shall be reflected in subsequent financial reports.

On October 22, 2013 the Company requested Assignment of the said Lease to Success Exploration & Resources, Inc., as a result of such request for Assignment; the Company paid $4,743 in both October 2013 and November 2013 to G&C Congress Investors, LLC, the landlord, for office rent.  Additional and related utilities and office expenses are relating to the office space have also been paid by the Company and are reflected in the Financial Statements of the Company and by reference herein.  The Company anticipates such Assignment to be completed prior to the next reporting period and will continue to make lease payments in the interim, including its general office expenses and utilities.

Security Ownership of Certain Beneficial Owners and Management.

Common Stock

At November 30, 2013, the Company had 4,521,000 shares of common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of November 30, 2013 by:

•each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock;

•each of the Company’s directors;

•each of the Company’s named executive officers; and

• the Company’s named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 220 Congress Park Drive, Suite 301, Delray Beach, FL  33445.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of the Company’s common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of the Company’s common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership [1]
Name	# of Shares	% of Class
Matthew H. Sage	0	0.0%
Ilona Mandelbaum(1)	0	0.0%
Raymond J. Talarico	0	0.0%
All named executive officers and directors as a group (one person)	0	0.0%
HSC Holdings LLC (2)	2,507,529	55.46%

(1) HSC Holdings LLC is a Florida limited liability company and its address is 3213 S. Olive Avenue, West Palm Beach, FL  33405.  Ms. Ilona Mandelbaum has voting and dispositive control over shares of the Company’s common stock owned of record by HSC Holdings LLC.

Preferred Stock

At November 30, 2013, the Company had 600,000 shares of Series B Super Voting Preferred Stock issued and outstanding. Each share of the Series B Super Voting Preferred carries specific Rights and Designations, stakeholders are encouraged to review the Rights and Privileges of the Series B Super Voting Preferred shares as found in the 8-K filed by the Company on November 22, 2103. The following table sets forth information regarding the beneficial ownership of the Company’s Series B Super Voting Preferred Stock as of November 30, 2013 by:

•each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock;

•each of the Company’s directors;

•each of the Company’s named executive officers; and

• the Company’s named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 220 Congress Park Drive, Suite 301, Delray Beach, FL  33445.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our preferred stock outstanding on that date and all shares of the Company’s preferred stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of the Company’s preferred stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership (1)
Name	# of Shares		% of Class
Matthew H. Sage	0		0.0%
Ilona Mandelbaum(1)	0		0.0%
Raymond J. Talarico	0		0.0%
All named executive officers and directors as a group (one person)	0		0.0%
HSC Holdings LLC (2)	600,000	(2)	100.0%

(1) HSC Holdings LLC is a Florida limited liability company and its address is 3213 S. Olive Avenue, West Palm Beach, FL  33405.  Ms. Ilona Mandelbaum has voting and dispositive control over shares of the Company’s common stock owned of record by HSC Holdings LLC.

(2) each share of Series B Super Voting Preferred carries a 1,000 to 1 (1000:1) voting privilege, hence the issuance of such Series B Super Voting Preferred creates the right to vote 600,000,000 votes on matters before the Company and or voting control of  99.0% voting control of the corporation.

Directors and Executive Officers.

The following table provides information on the Company’s executive officer and director following the change of control as of November 30, 2013.

Name	Age	Position with the Company	Annual Compensation
Matthew H. Sage	57	President & Treasurer	$0.00(1)
Ilona A. Mandelbaum	53	Secretary & Director	$0.00(2)
Raymond Talarico	53	Director & interim Chief Financial Officer	$0.00(3)

(1)The Company has entered into negotiations and anticipates entering into a long term employment agreement with Mr. Sage during the next quarter.

(2)The Company has entered into negotiations and anticipates entering into a long term consulting agreement with HSC Holdings, LLC., during the next quarter. HSC Holdings LLC managing partner is Ilona Mandelbaum.

(3)The Company has entered into negotiations and anticipates entering into a long term employment agreement with Mr. Talarico during the next quarter.

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

Departure of Directors or Certain Officers, Election of Directors, Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On September 6, 2013, as reported in the subsequent Form 8-K during the period, Ms. Ilona A. Mandelbaum and Mr. Raymond Talarico were appointed to the Board of Directors of Success Exploration & Resources, Inc. and Ms. Mandelbaum was appointed Secretary.  On September 6, 2013 Mr. Matthew H. Sage, our President, was also appointed Treasurer.  On October 20, 2013 Mr. Talarico was appointed our interim Chief Financial Officer.

Ms. Mandelbaum is the controlling person of HSC Holdings LLC, our principal stockholder.  At present, Ms. Mandelbaum is serving without compensation. The Company has entered into negotiations and anticipates entering into a long term consulting agreement with HSC Holdings, LLC., during the next quarter. HSC Holdings LLC managing partner is Ilona Mandelbaum.  Additionally, the Board of Directors has elected to review, at the next meeting of the Board of Directors all such monies and advances provided to the Company by affiliates, shareholders and officers of the Company and may elect to reimburse any and all such costs.  If the Company elects to reimburse such advances, these advances, costs and charges, may increase the likelihood that the Company would need to raise additional funds in the form of Convertible Promissory Notes which would increase shareholder dilution upon conversion of such Convertible Promissory Note.  Management of the Company anticipates that such amounts advanced to further its Plan of Operations by affiliates, shareholders and officers and others totals approximately $565,000 as of the date herein, notwithstanding the monies HSC Holding, LLC utilized to purchase the control block on July 30, 2013, or the monies loaned to the Company during the subsequent period as discussed in the Financial Statements of the Company specifically, Note 7. Subsequent Events.

 Mr. Talarico is the majority shareholder of Intelakare Marketing, Inc. which has a Consulting & Distribution Agreement with the Company and is paid $120,000 annually.  Biographical information for Mr. Talarico is set forth below.

Raymond Talarico.  Since 2008, Mr. Talarico has served as President, Chief Executive Officer and a member of the Board of Directors of Intelakare Marketing, Inc. (OTCMarkets: IKMA), a Citra, Florida-based company which marketing company.  Since 2007 Mr. Talarico has also been a principal of MGI Consultants Inc., an Ocala, Florida-based consulting company he co-founded.  MGI, which provides consulting services to private companies, has incubated numerous entrepreneurial projects from a one sentence business concept through to operations, and following, to being publicly traded entities, and has successfully developed manufacturing facilities and affiliated entities for its clients in China, Taiwan, South and Central America.  Prior to developing the MGI, Mr. Talarico was co-founder, and served in various capacities as CEO, Chairman and Senior Vice-President of MEDirect Latino Inc. At his departure, MEDirect was the generally considered the largest distributor of diagnostic testing supplies to the Hispanic Medicare eligible market in the United States, earning the coveted Gold Seal of approval from The Joint Commission, National Quality Approval Rating.  From February 2007 until October 2011, Mr. Talarico was a member of the Board of Directors of American Pacific Rim Consulting Group (OTCMarkets: APRM).

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

Dated: January 21, 2014

By:  /s/ Matthew H. Sage

Matthew H. Sage, President, Treasurer and Director

(Principal Executive Officer)

Dated: January 21, 2014

By:  /s/ Raymond Talarico

Raymond Talarico, interim Chief Financial Officer and Director

(Principal Financial Officer)