Form 10-Q/A
period 2013-11-30
Success Exploration & Resources Inc
filed 2014-01-22
CIK 1360752

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q /A

Amendment No. 1

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

ITEM 1.

FINANCIAL STATEMENTS.

4

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

15

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

23

ITEM 4.

CONTROLS AND PROCEDURES.

23

PART II - OTHER INFORMATION

24

ITEM 1.

LEGAL PROCEEDINGS.

24

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

24

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

24

ITEM 4.

MINE SAFETY DISCLOSURES.

24

ITEM 5.

OTHER INFORMATION.

24

ITEM 6.

EXHIBITS.

29

SIGNATURES

30

Explanatory Note:

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013, filed with the Securities and Exchange Commission on January 21, 2014 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

Additionally, this Amendment No. 1 clarifies a typographical error to Note 6 – Note Receivable, in the accompanying Financial Statements.  The amount reported was $16,565 and should have been $16,564 in concurrence with the Balance Sheet of the Company.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q other than as noted herein.

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

NOTE 6 – NOTE RECEIVABLE

During the three month period ended November 30, 2013, the Company loaned $16,564 to a nonaffiliated company in the technology sector and the amounts were used primarily for technology development, employee compensation.  Such amounts bear 6% interest and are due and payable on demand.  The monies are further secured by encryption software technology developed by the third party company.  The Company has secured both the source code and the only hard copy of the software known to exist.  The Company does not anticipate investing in any other such facilities nor intends to lend further amounts to the borrower.

As of November 30, 2013, the note receivable balance owed to the Company was $16,564.

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

Dated: January 22, 2014

By:  /s/ Matthew H. Sage

Matthew H. Sage, President, Treasurer and Director

(Principal Executive Officer)

Dated: January 22, 2014

By:  /s/ Raymond Talarico

Raymond Talarico, interim Chief Financial Officer and Director

(Principal Financial Officer)