Form 10-Q
period 2014-02-28
FileWarden.com
filed 2014-04-14
CIK 1360752

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the three month period ended February 28, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  333-167001

FileWarden.com

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

Tel: (561) 270-3433(561) 270-3433

(Issuer’s Telephone Number, Including Area Code)

Success Exploration & Resources, Inc.

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

Common, $.001 par value per share: 67,815,000 outstanding as of April 14, 2014.

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Plan of Operation	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	26
Item 4.	Controls and Procedures and Evaluation of Disclosure Controls and Procedures	26

PART II-- OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FileWarden.com

FINANCIAL STATEMENTS

For the Three Months and Nine Months Ended February 28, 2014

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	4
Statements of Operations	5
Statements of Cash Flows	6
Notes to the Financial Statements	7-16

FILEWARDEN.COM

(FKA SUCCESS EXPLORATION & RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	February 28, 2014	May 31, 2013
ASSETS
Current Assets
Cash	$ 536,987	$ 8,711
Prepaid interest	106,246	-
Total current assets	643,233	8,711

Long-Term Assets
Intellectual property	25,000	-
Leasehold improvements	1,111	-

Total assets	$ 669,344	$ 8,711

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ -	$ 2,529
Accrued expenses	62,861	-
Deferred rent	5,178
Note payable-related party	-	56,090
Convertible note payable-related party, net discount of $53,202	17,650	-
Convertible notes payable, net discount of $708,388	81,612	-
Accrued interest	2,345	-
	169,646	58,619

Total liabilities	169,646	58,619

Stockholders' Equity (Deficit)
"Blank Check" Preferred stock: 5,000,000 shares authorized; $0.001 par value,
no shares issued and outstanding at February 28, 2014 and May 31, 2013	-	-
Series A Preferred stock: 2,000,000 shares authorized; $0.001 par value,
no shares issued and outstanding at February 28, 2014 and May 31, 2013	-	-
Series B Preferred stock: 600,000 shares authorized; $0.001 par value,
600,000 and 0 shares issued and outstanding at February 28, 2014 and May 31, 2013	600	-
Series C Preferred stock: 2,000,000 shares authorized; $0.001 par value, no shares issued and outstanding at February 28, 2014. and May 31, 2013
Common stock: 600,000,000 shares authorized; $0.001 par value, 67,815,000
shares issued and outstanding at February 28, 2014 and May 31, 2013	67,815	4,521
Common stock to be issued	16,250
Additional paid-in capital	931,072	78,114
Deficit accumulated during the development stage	(516,039)	(132,543)

Total stockholders' equity (deficit)	499,698	(49,908)
	-
Total liabilities and stockholders´ deficit	$ 669,344	$ 8,711

See accompanying notes to the financial statements.

FILEWARDEN.COM

(FKA SUCCESS EXPLORATION & RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

							From inception November 29, 2005 through February 28, 2014
	For the Three Months Ended February 28,			For the Nine Months Ended February 28,
	2014		2013	2014		2013

Revenue	$ -		$ -	$ -		$ -	$ -

Operating Expenses
Professional fees	20,697		4,500	37,697		30,650	141,567
General and administrative	177,664		1,589	232,590		6,041	262,589
Total operating expenses	198,361		6,089	270,287		36,691	404,156

Net loss from operations	(198,361)		(6,089)	(270,287)		(36,691)	(404,156)

Other Income (Expense)
Interest income	-		-	-		-	1,326
Interest expense	(112,098)		-	(113,209)		-	(113,209)
Total other income (expense)	(112,098)	-	-	(113,209)	-	-	(111,883)
			-			-
Net loss	$ (310,459)		$ (6,089)	$ (383,496)		$ (36,691)	$ (516,039)

Per Share Data:

Basic loss per common share	$ (0.01)		$ (0.00)	$ (0.01)		$ (0.00)

Weighted average number of common
shares outstanding: basic	67,815,000		67,815,000	67,815,000		67,815,000

See accompanying notes to the financial statements.

FILEWARDEN.COM

(FKA SUCCESS EXPLORATION & RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended February 28,		From inception November 29, 2005 through February 28, 2014
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (383,496)	$ (36,691)	$ (516,039)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock to be issued for compensation	16,250	-	16,250
Non-cash interest expense	99,262	-	99,262
Changes in operating assets and liabilities:			-
Prepaid interest	(106,246)	-	(106,246)
Accounts payable	(2,529)	1,822	-
Accrued expenses	62,861	-	62,861
Deferred rent	5,178	-	5,178
Accrued interest	2,345	-	2,345
Net cash used in operating activities	(306,375)	(34,869)	(407,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property	(25,000)	-	(25,000)
Leasehold improvements	(1,111)	-	(1,111)
Net cash used in investing activities	(26,111)	-	(26,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	-	86,090
Proceeds from convertible notes payable	790,000	-	790,000
Proceeds from convertible note payable - related party, net	70,852	-	70,852
Payments on notes payable - related party	(90)	-	(30,090)
Proceeds from sale of common stock	-	-	82,635
Net cash provided by financing activities	860,762	-	999,487
			-
NET CHANGE IN CASH	528,276	-	536,987
CASH AT BEGINNING OF PERIOD	8,711	38,711	-
CASH AT END OF PERIOD	$ 536,987	$ 38,711	$ 536,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
Preferred shares issued to settle debt	$ 56,000	$ -	$ 56,000

See accompanying notes to the financial statements.

FILEWARDEN.COM

(FKA SUCCESS EXPLORATION & RESOURCES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

Following the change of control on July 30, 2013, the Company elected to remain a “shell company”, a self determined status, as that term is defined in the Exchange Act; however, management of the Company has accelerated its efforts to acquire complimentary business or business assets on which to base the Company’s future business activities.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of February 28, 2014 and May 31, 2013, cash and cash equivalents were $536,987 and $8,711, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014 and May 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of the long-lived assets and intangible assets (other than goodwill) by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. The Company recognizes impairment of long-lived assets and intangible assets in the event that the net book value of such assets exceeds the estimated future undiscounted cash flow attributed to such assets. The Company uses estimates and judgments in its impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash. The Company places its cash with financial institutions with high-credit ratings.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues as of the date herein. As shown on the accompanying financial statements, the Company has incurred a net loss of $516,039 for the period from inception (November 29, 2005) to February 28, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – INTELLECTUAL PROPERTY

During February 2014, the Company entered into separate purchase and licensing agreements relating to encryption computer software the Company has designated Cryptographic Module Number 1.  The Company has agreed to pay minimum monthly royalties of $10,000. Mutual non disclosures and for additional reason related to the proprietary nature of the intellectual property and provisional patent status the Company elects not to identify the name of the IP Provider.

The Company entered into a purchase contract with an a company that developed the encryption software the Company refers to as Cryptographic Module Number 1 and the Company entered into a licensing agreement with the IP Provider (“IP Provider”) to license all rights Ad Infinitum in the encryption software owned by IP Provider and designated by the Company as Cryptographic Module Number 1.  As part of the agreements, the IP Provider repaid a $33,858 loan including $484 interest to the Company, the Company agreed to pay $25,000 to IP Provider upon execution of the agreement and minimum monthly royalties of $10,000 beginning within sixty (60) days following the close of each fiscal quarter.

The minimum royalties are to be paid with $5,000 on the 1st and 15th of each month.  When gross earned royalties exceed $10,000 per month royalty payment will be based on the following Royalty Payment Plan:

			Earned
			Royalty
Gross Sales Volume			Percentage

$ 65,000	thru	$ 500,000	12%
$ 501,000.	thru	$1,500,000	10%
$1,501,000	thru	$3,000,000	8%
$3,001,000	thru	$5,000,000	7%
$5,001,000	and up		6%

NOTE 5 – NOTE PAYABLE – RELATED PARTY

Prior to June 1, 2013, Mr. Long, a former officer and director of the Company, had loaned the Company an aggregate amount of $56,090.  This loan bore no interest and was due upon demand.  On July 30, 2013, in connection with the change of control of the Company, Mr. Long sold his debt to HSC Holdings LLC pursuant to a Debt Exchange Agreement with HSC Holdings LLC, the Company's majority shareholder, in which Mr. Long’s note was exchanged for a Promissory Note in the principal amount of $56,000 with HSC Holdings LLC.  The note was due December 31, 2013, bears interest at the rate of 6% per annum due on maturity and is unsecured.

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

A summary of the outstanding related-party notes payable follows:

Description	February 28, 2014	May 31, 2013
Notes Payable - Related Party
6% demand note, December 31, 2013
maturity date. Sold to related party on
July 30, 2013 and converted to 600,000
series B super voting preferred shares on
November 1, 2013.

Principal Balance:	$ 56,090	$ 56,090
Less:
Cash Payment	(90)
Preferred Stock	(56,000)

Total Related Party Notes Payable	$ -	$ 56,090

NOTE 6 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On November 29, 2013 the Company entered into a Convertible Promissory Note (“Note”) in the amount of $70,852, bearing 8% interest per annum, maturing on December 29, 2014, with Secured Income Reserve, Inc., a related party.  Ilona A. Mandelbaum is a director of the Company, the managing partner of HSC Holdings LLC, the majority shareholder of the Company and Ms. Mandelbaum is also the majority shareholder of Secured Income Reserve, Inc.  The Company utilized the loan proceeds for operating expenses.

At the option of the Lender (or Holder), Lender may convert the note and the unpaid interest thereon into the Common Stock of the Company based upon the closing bid price of one share of the Common Stock as published by the OTC Markets Weekly Report at the rate of the lesser of Ten cents ($0.10) or 50% of the average prior five days bid price of one (1) share of Common Stock.  In the event there is no published Closing bid price for one (1) share of Common Stock of the Borrower as published by the OTC Markets Weekly Report, or if, such published amount is less than par value, the Lender may convert all such amounts due to Lender at two (2) times par value of One (1) Common Stock of the Company.  The beneficial conversion feature resulting from the discounted conversion price on the date of grant was valued to be the full principal amount of the Note, $70,852. This value was recorded as a discount on debt and offset to additional paid in capital. The debt discount will be amortized to interest expense over the term of the note using the effective interest method.  During the three months ended February 28, 2014, debt discount in the amount of $17,471 was amortized to interest expense with $53,202 remaining as the unamortized portion of the discount.

As of February 28, 2014, the convertible note payable balance owed to the related party was $70,852, offset by the remaining debt discount of $53,202 and presented on the financial statements in the net amount of $17,650 as the convertible note payable amount due to related party.  In addition to the convertible note payable balance owed to the related party was $70,852, there is related accrued interest of $1,413 due to the related party as presented on the financial statements as of February 28, 2014.

A summary of the related-party convertible notes outstanding follows:

Description	February 28, 2014	May 31, 2013
Convertible Notes Payable - Related Party

One 8% one year note maturing on
December 29, 2014 and convertible at
lender option at the lower of $0.10 per
per share or 50% of the OTC five day
average bid price or if published bid price
is less that par value conversion price
will be two times the par value.
Beneficial conversion feature calculated to
be $70,852 and recorded as a debt
discount amortized over the life of the note.

Principal:	$ 70,852	$ -
Less: Unamortized debt discount	(53,202)

Total Related Party Notes Payable	$ 17,650	$ -

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Between December 9, 2013 and February 12, 2014, the Company entered into six (6) one-year Convertible Promissory Notes in the aggregate amount of $790,000 for working capital purposes by the Company, bearing interest rates of 15% per annum, maturing between December 9, 2014 and February 12, 2015, with Tamda Marketing, Inc. a non-affiliated Debt holder.  Terms of the Convertible Promissory Notes required the Company to prepay the interest on the Convertible Promissory Notes in the aggregate amount of $118,500. Additional terms include the ability of the Holder at the option of the Holder to convert such Convertible Promissory Notes.

At the option of the Lender (or Holder), Lender may convert the note and the unpaid interest thereon into the Common Stock of the Company based upon the closing bid price of one share of the Common Stock as published by the OTC Markets Weekly Report at the rate of the lesser of Ten cents ($0.10) or 50% of the average prior five days bid price of one (1) share of Common Stock.  In the event there is no published Closing bid price for one (1) share of Common Stock of the Borrower as published by the OTC Markets Weekly Report, or if, such published amount is less than par value, the Lender may convert all such amounts due to Lender at two (2) times par value of One (1) Common Stock of the Borrower.  The beneficial conversion feature resulting from the discounted conversion price on the dates of grant was valued to be the full principal amounts of the Notes, $790,000.  This value was recorded as a discount on debt and offset to additional paid in capital. The debt discount will be amortized to interest expense over the term of the note using the effective interest method.  During the three months ended February 28, 2014, debt discount in the amount of $81,612 was amortized to interest expense with $708,388 remaining as the unamortized portion of the discount.

As of February 28, 2014, the convertible notes payable balance owed was $790,000, offset by the remaining debt discount of $708,388 and presented on the financial statements in the net amount of $81,612 as the convertible notes payable amount due.

A summary of the notes as of February 28, 2014 follows:

Description	February 28, 2014	May 31, 2013
Convertible Notes Payable

Six 15% one year, convertible notes
at lender option at the lower of $0.10 per
per share or 50% of the OTC five day
average bid price or if published bid price
is less that par value conversion price
will be two times the par value.
Aggregate beneficial conversion feature
calculated to be $790,000 and recorded
as a debt discount amortized over the life
of the notes.

Note Dates:
December 9, 2013	$ 110,000	$ -
December 20, 2013	65,000	-
January 3, 2014	75,000	-
January 28, 2014	110,000	-
February 3, 2014	207,500	-
February 12, 2014	222,500	-

Total principal of notes	$ 790,000	$ -
Less: Unamortized debt discount	(708,388)

Total Convertible Notes Payable	$ 81,612	$ -

NOTE 8 – STOCK PAYABLE

On January 24, 2014, the Company entered into employment agreements with the President and the Comptroller pursuant to which they will each receive 1,218,750 restricted common shares of the Company’s stock valued at $8,125, for an aggregate amount of 2,437,500 restricted common shares to be issued valued at the aggregate amount of $16,250.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On November 11, 2013 the Board of Directors and a majority in interest of the Shareholders approved the issuance of 600,000 Series B Super Voting Preferred Shares, issued on the same date, par value $0.001, to redeem a Promissory Note in the amount of $56,000 bearing 6% interest, that would have matured on December 31, 2013, payable to majority shareholder, HSC Holdings, LLC.   Such Promissory Note was issued in conjunction with the change of control on July 30, 2013.  The redemption of such Promissory Note and the Issuance of the Preferred Shares is reflected on the Financial Statements of the Company attached herein and by reference.

At February 28, 2014, there were 67,815,000 shares of Common Stock and 600,000 shares Series B Super Voting Preferred Stock issued and outstanding.

NOTE 10 – WARRANTS AND OPTIONS

As of February 28, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Payments - On October 22, 2013 the Company requested assignment of the lease dated May 3, 2013 for the Company’s current office space. Following the effective date of the corporate name change to FileWarden.com, such assignment was finalized to the Company on January 21, 2014.  Terms of the lease required the following monthly payments beginning May 3, 2013: $2,650 for months 1-12, $4,331 for months 13-24, $4,633 for months 25-36, $4,935 for months 37-48 and $5,237 for months 49-60.

Royalty Payments - During February 2014, the Company entered into separate purchase and licensing agreements relating to encryption computer software the Company has designated Cryptographic Module Number 1.  The Company has agreed to pay minimum monthly royalties of $10,000.

The following table summarizes the lease and royalty payments for which the Company is obligated during each fiscal year:

	Year 1	Year 2	Year 3	Year 4	Year 5
Minimum lease payments	$ 12,281	$ 52,275	$ 55,901	$ 59,527	$ 57,613
Minimum royalty payments	30,000	120,000	120,000	120,000	120,000
Totals:	$ 42,281	$ 172,275	$ 175,901	$ 179,527	$ 177,613

NOTE 12 – RELATED PARTY TRANSACTIONS

Office space, related utilities and office expenses for the period between the change of control on July 30, 2013 through September 30, 2013 had been provided without charge by an officer and director of the Company, Ilona Mandelbaum, through Secured Income Reserve, a related party.  Such costs were provided for no consideration and, accordingly, they have not been reflected herein.  Ms. Mandelbaum is an officer and director of the Company, the managing partner of HSC Holdings LLC, the majority shareholder of the Company, and Ms. Mandelbaum is also the majority shareholder of Secured Income Reserve, Inc.

On October 15, 2013 the Company entered into a Consulting & Distribution Agreement with Intelakare Marketing, Inc., to provide business and consulting services to the Company.  Raymond Talarico, President and Chief Executive Officer of the Company is also the majority shareholder of IntelaKare Marketing, Inc.; terms and conditions of such Agreement are as reported on Form 8-K during the period.

On November 11, 2013, the Company redeemed a Promissory Note in the amount of $56,000 (see Note 5).

On November 29, 2013 the Company entered into a Convertible Promissory Note in the amount of $70,852 with a related party (see Note 6).

NOTE 13 – SUBSEQUENT EVENTS

Name change, stock split and trading symbol:

On February 12, 2014 the Company filed Articles of Amendment to our Articles of Incorporation to change the Company name to FileWarden.com, to more accurately reflect the Plan of Operations of the Company, effective March 5, 2014.  This action was approved by our Board of Directors and the holder of a majority of our outstanding common stock on February 11, 2014.  The Articles of Amendment to our Articles of Incorporation as filed with the Secretary of State of Nevada are filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2014.

Our common stock is quoted on the OTC Bulletin Board presently under the symbol SCXR.  On March 11, 2014 our common stock will be quoted under our new name, our trading symbol will change to FLWD and the new CUSIP number for our common stock will be 317001105.

Certificates representing shares of our common stock which bear our former name and CUSIP number will continue to be valid.  New share certificates will be issued reflecting the name change and new CUSP number as current certificates are tendered for exchange or transfer to our transfer agent, Island Stock Transfer, in the ordinary course.

On March 19, 2014 FileWarden.com filed a Certificate of Change with the Secretary of State of Nevada pursuant to which we will affect a 15 for one forward stock split of our issued and outstanding common stock on April 8, 2014.  The forward stock split will be distributed to all stockholders of record on April 7, 2014.  Certificates representing the additional shares will be mailed to our stockholders by our transfer agent.  No cash will be paid or distributed as a result of the forward stock split and no fractional shares will be issued.  All fractional shares, which would otherwise be required to be issued as a result of the stock split, will be rounded up to the nearest whole share.  There will be no change in the number of authorized shares of our common stock or the par value of our common stock.  The stock split resulted in the issued and outstanding common shares to increase from the previous balance of 4,521,000 shares to 67,815,000 shares.  The financial statements have been retroactively updated to reflect the split.

It is expected that our common stock will be quoted on the OTC Bulletin Board post split beginning at market open on April 8, 2014.  The trading symbol of our common stock on the OTC Bulletin Board will be changed to “FLWDD” for the 20 trading days beginning on April 8, 2014.  Thereafter, the trading symbol of our common stock will revert back to “FLWD.”

The Articles of Amendment to our Articles of Incorporation as filed with the Secretary of State of Nevada are filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

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

Overview

FileWarden.com, (referred to herein as the “Company”, “we”, “us” and “our”) is currently seeking, and has accelerated its efforts, as a result of monies borrowed by the Company, to evaluate and acquire complimentary operational businesses or business units in emerging markets, with a primary focus on technology and technology delivery, marketing and marketing solutions, on which to base the Company’s future business activities.  Management is aggressively seeking to acquire assets or shares of an entity actively engaged in business which generates revenues and have complimentary and synergistic business which promote and support the Company's Plan of Operations, in exchange for the Company’s securities.

During the period the Company evaluated several business entities, and as a result of those evaluations, management circulated one (1) Letter of Intent (LOI) to a company developing encryption based technologies, resulting in the execution of an Intellectual Property Purchase and Assignment Agreement between the two Parties. Pursuant to mutual non disclosures and additional reasons related to the proprietary nature of the intellectual property and provisional patent status of the underlying intellectual property (“IP”), the Company elects not to identify the name of the IP Provider.

During February 2014, the Company entered into separate purchase and licensing agreements relating to encryption computer software known as the Cryptographic Module Number 1.  The Company has agreed to pay minimum monthly royalties of $10,000.

The Company entered into a purchase and assignment agreement with an individual that developed the encryption software known as the Cryptographic Module Number 1 and the Company entered into a licensing agreement with the IP Provider to license all rights Ad Infinitum in the encryption software owned by the IP Provider and known as the Cryptographic Module Number 1.  As part of the agreements, the IP Provider repaid a $33,858 loan including $484 interest to the Company, the Company agreed to pay $25,000 to the IP Provider upon execution of the agreement and minimum monthly royalties of $10,000 beginning within sixty (60) days following the close of each fiscal quarter.  Mutual non disclosures and for additional reason related to the proprietary nature of the intellectual property and provisional patent status of the underlying IP, the Company elects not to identify the name of the IP Provider.

The Company was incorporated on November 29, 2005 in the State of Nevada. On December 1, 2005, the Company issued to an officer and director of the Company 22,500,000 shares of its $0.001 par value common stock at a price of $0.0001 per share for cash of $2,500. On May 11, 2007, the Company issued an officer and director of the Company 17,865,000 shares of its $0.001 par value common stock at a price of $0.0001 per share for cash of $1,985. On May 15, 2007, the Company issued to various investors of the Company a total of 25,290,000 shares of its $0.001 par value common stock at a price of $0.0016 per share for cash of $42,150.  In January, 2012, the company authorized various subscription agreements for 2,160,000 shares of its $0.001 par value common stock and a price of $0.0166 per share for cash of $36,000.

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

On July 30, 2013, Messrs. Alexander Long and Jonathan Long, then executive officers and directors of the Company, and Stuart William Craig, a former member of our Board of Directors, entered into a Stock Purchase Agreement with HSC Holdings LLC.  Under the terms of this agreement, HSC Holdings LLC acquired 41,265,000 shares of our common stock, representing approximately 61% of the Company’s outstanding common stock, from Messrs. Alexander Long and Jonathan Long for aggregate cash consideration of $211,843.88.  HSC Holdings, LLC used its working capital to fund the purchase of these shares.  As a provision of this transaction and change of control, Messrs. Alexander Long and Jonathan Long resigned as officers and directors of the Company and Mr. Sage was appointed an officer and director.

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

On February 12, 2014 the Company filed Articles of Amendment to our Articles of Incorporation to change the name of our Company to FileWarden.com effective March 5, 2014.  This action was approved by our Board of Directors and the holder of a majority of our outstanding common stock on February 11, 2014.  The Articles of Amendment to our Articles of Incorporation as filed with the Secretary of State of Nevada are filed as an Exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2014.

Our common stock is quoted on the OTC Bulletin Board presently under the symbol SCXR.  On March 11, 2014 our common stock will be quoted under our new name, our trading symbol will change to FLWD and the new CUSIP number for our common stock will be 317001105.

Certificates representing shares of our common stock which bear our former name and CUSIP number will continue to be valid.  New share certificates will be issued reflecting the name change and new CUSP number as current certificates are tendered for exchange or transfer to our transfer agent, Island Stock Transfer, in the ordinary course.

On March 19, 2014 FileWarden.com filed a Certificate of Change with the Secretary of State of Nevada pursuant to which we will affect a 15 for one forward stock split of our issued and outstanding common stock on April 8, 2014.  The forward stock split will be distributed to all stockholders of record on April 7, 2014.  Certificates representing the additional shares will be mailed to our stockholders by our transfer agent.  No cash will be paid or distributed as a result of the forward stock split and no fractional shares will be issued.  All fractional shares, which would otherwise be required to be issued as a result of the stock split, will be rounded up to the nearest whole share.  There will be no change in the number of authorized shares of our common stock or the par value of our common stock.  The stock split resulted in the issued and outstanding common shares to increase from the previous balance of 4,521,000 shares to 67,815,000 shares.

During the three month period ending February 28, 2014, the Company borrowed $790,000 from a non-affiliated party to forward its plan of operations.

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

Currently, the Company has not generated any revenues as of the date herein and the Company has incurred a net loss of $516,039 for the period from inception (November 29, 2005) to February 28, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern had management not changed its Plan of Operations.  Consequently, as a result of its proposed Plan of Operations the Company intends to amend, subject to SEC rule, its SIC Code to 7374 – Computer Processing and Data Preparation and Processing Services from 1000 – Metal Mining; Industry to Computer Services from Metal Mining and finally its Sector to Technology from Basic Metals, such amendments will reflect more accurately its proposed Plan of Operations.  However, such a change in the Plan of Operations of the Company is not an indication, nor should investors or shareholders consider that such a change in the Plan of Operations be an indication that the Company will be successful in the implementation of such a change in the Plan of Operations now or in the future, or if implemented that the Company will generate revenue now or in the future.  Equally, there can be no assurance that the Company’s current Plan of Operations will be any more successful than its prior management’s plan or proposals. Currently, the future of the Company financial status is dependent upon its ability to obtain financing and upon future profitability from operations from the development of its business opportunities and the full implementation of its Plan of Operations.

To finance the current and future operations, the Company may and will seek additional equity and/or debt financing.  If such financing does not provide sufficient capital, shareholders and non-affiliates of the Company have agreed to provide stop-gap financing in the form of Convertible Promissory Notes over the next twelve-month period.  For the three month period ending February 28, 2014 the Company borrowed $790,000 from a non-affiliated party, to finance current operations during the period contained in this report.

These loans, and future monies and or loans to the Company represent potentially highly dilutive common stock issuances and shareholders, investors and their financial planners are cautioned to read the Convertible Promissory Notes in their entirety.  Furthermore, while the Company believes the lenders will continue to finance the operations of the Company, the lenders are under no formal obligation nor are any shareholder, officer or director or non-affiliate to provide any such funds and there is no assurance that they will continue to do so. On-going, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, it is unlikely for the Company, or any company, to continue as a going concern.

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

The following analysis of the results of operations and financial condition of the company for the quarter ending February 28, 2014 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this Form 10-Q, the financial statements of the Company for the years ended May 31, 2013 and 2012 and for the period from Inception (November 29, 2005) to May 31, 2013 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 15, 2013 and the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013 and November 22, 2013. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Selected financial information:

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Revenues	$ -	$ -	$ -	$ -
Net Loss	310,459	6,089	383,496	36,691
Loss per share-basic	0.01	0	0.01	0
Cash dividends declared per share	$ -	$ -	$ -	$ -

As of
	February 28, 2014	May 31, 2013
Total Assets	$ 669,344	$ 8,711
Total Liabilities	$ 169,646	$ 58,619

As of February 28, 2014, the Company had total assets of $669,344, consisting of cash in the amount of $536,987, prepaid interest in the amount of $106,246, intellectual property in the amount of $25,000 and leasehold improvements in the amount of $1,111.

As of February 28, 2014, the Company had total liabilities of $169,646 consisting of accrued expenses of $62,861, deferred rent of $5,178, a convertible note payable balance owed to the related party of $70,852, offset by the remaining debt discount of $53,202 and presented on the financial statements in the net amount of $17,650,  convertible notes payable owed to a non-affiliate in the aggregate amount of $790,000, offset by the remaining debt discount of $708,388 and presented on the financial statements in the net amount of $81,612 and accrued interest in the amount of $2,345.

RESULTS OF OPERATIONS OF THE COMPANY

Revenues

No revenue has been generated by the Company's since inception (November 29, 2005).

Net Loss

The Company's expenses are reflected in the Statements of Operations under the category of Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2013 AND 2014

During the three months ended February 28, 2014, the Company recorded a net loss of $310,459 as compared to a loss of $6,089 for the three months ended February 28, 2013.   The loss for the nine months ended February 28, 2014 represents a loss of approximately $0.01 per common share and is primarily attributable to increased general and administrative and interest expenses.

For the three months ended February 28, 2014, the significant components of expense that have contributed to the net loss of $310,459 consist of professional fees of $20,697, general and administrative expenses of $177,664 and interest expense of $112,098.

For the three months ended February 28, 2013, the significant components of expense that have contributed to the operating loss of $6,089 consist of professional fees of $4,500 and general and administrative expenses of $1,589 with no interest expense.

COMPARISON OF NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2014

During the nine months ended February 28, 2014, the Company recorded a net loss of $383,496 as compared to a loss of $36,691 for the nine months ended February 28, 2013.   The loss for the three months ended February 28, 2014 represents a loss of approximately $0.01 per common share and is primarily attributable to increased general and administrative and interest expenses.

For the nine months ended February 28, 2014, the significant components of expense that have contributed to the operating loss of $383,496 consist of professional fees of $37,697, general and administrative expenses of $232,590 and interest expense of $113,209.

For the nine months ended February 28, 2013, the significant components of expense that have contributed to the operating loss of $36,691 consist of professional fees of $30,650 and general and administrative expenses of $6,041 with no interest expense.

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

During the period the Company evaluated several business entities, and as a result of those evaluations, management circulated one (1) Letter of Intent (LOI) to a company developing encryption based technologies, resulting in the execution of an Intellectual Property Purchase and Assignment Agreement between the two Parties. Mutual non disclosures and for additional reason related to the proprietary nature of the intellectual property and provisional patent status of the underlying IP, the Company elects not to identify the name of the IP.   The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the Board of Directors, who shall oversee the management of the Company.  The Company’s President and Chief Executive Officer, Mr. Talarico, will implement the vision of the Board of Directors and will conduct the initial reviews and evaluations with potential targets.

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

Liquidity and Capital Resources

We had cash of $536,987 as of February 28, 2014, compared to cash of $8,711 as of May 31, 2013. We had net working capital of $473,587 as of February 28, 2014, compared to a working capital deficiency of $49,908 as of May 31, 2013.

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

COMPARISON OF NINE MONTHS ENDED FEBRUARY 28, 2013 AND 2014

Cash Used in Operating Activities

Cash used by operating activities was $306,375 for the nine months ended February 28, 2014 compared to cash of $34,869 used in operating activities for the nine months ended February 28, 2014.  The cash used in operating activities was provided by third party non-affiliate convertible loans in the aggregate amount of $790,000 and a related party convertible loan in the amount of $70,852.

Investing Activities

During the nine months ended February 28, 2014 we acquired intellectual property in the amount of $25,000 and invested $1,111 into leasehold improvements.

Financing Activities

Cash provided by financing activities was $860,762 for the nine months ended February 28, 2014 compared to no cash provided by financing activities for the nine months ended February 28, 2013. This cash was provided primarily by third party non-affiliate convertible loans in the aggregate amount of $790,000 and a related party convertible loan in the amount of $70,852.

We anticipate continuing to rely on equity sales of our common shares and stockholder and non-affiliate loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. In May 2007, the Company authorized subscription agreements for 25,290,000 common shares pursuant to the issuer’s Registration Statement filed on Form S-1 which became effective August 22, 2011. The total proceeds of $42,150 were deposited in May 2007 and the shares were issued May 15, 2007.  In January 2012, the company authorized subscription agreements for 2,160,000 common shares.  The total proceeds of $36,000 were deposited in January 2012 and the shares were issued January 31, 2012.

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

During the current period the Company elected to enter into several Convertible Promissory Notes to further its Plan of Operations; to evaluate and acquire operational businesses or business units in emerging markets on which to base the Company’s future business activities, management believes the capital infusion will assist the Company to proactively evaluate and acquire assets or shares of an entity actively engaged in business which generates revenues or has the ability to quickly generate revenue, in exchange for the Company’s securities. The Company may, in the future elect to enter into additional Convertible Promissory Notes or other such dilutive debentures as so deemed by the Board of Directors to be in the best interest of the Company.  Furthermore, the Company may enter into such Convertible Promissory Notes with both affiliates of the Company and non-affiliates alike.  Such Convertible Promissory Notes may, can and will be highly dilutive to shareholders of the Company. Investors and Shareholder alike are cautioned to evaluate the Debt of the Company prior to making any such investment or purchase of the Company’s securities.

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

As of February 28, 2014, the convertible note payable balance owed to the related party was $70,852, offset by the remaining debt discount of $53,202 and presented on the financial statements in the net amount of $17,650 as the convertible note payable amount due to related party.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

FileWarden.com intends to invest its cash balances, in excess of its current needs, in an interest bearing account. The Company does not invest for the purposes of trading in securities. Additionally, the Company does not have any significant market risk exposure at February 28, 2014.

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

On November 29, 2013 the Company entered into a Convertible Promissory Note (“Note”) in the amount of $70,852, bearing 8% interest per annum, maturing on December 29, 2014, with Secured Income Reserve, Inc., a related party.  Ilona A. Mandelbaum is a director of the Company, the managing partner of HSC Holdings LLC, the majority shareholder of the Company and Ms. Mandelbaum is also the majority shareholder of Secured Income Reserve, Inc.  The Company utilized the loan proceeds for operating expenses.

Between December 9, 2013 and February 12, 2014, the Company entered into six (6) one-year Convertible Promissory Notes in the aggregate amount of $790,000 for working capital purposes by the Company, bearing interest rates of 15% per annum, maturing between December 9, 2014 and February 12, 2015, with Tamda Marketing, Inc. a non-affiliated Debt holder.  Terms of the Convertible Promissory Notes required the Company to prepay the interest on the Convertible Promissory Notes in the aggregate amount of $118,500. Additional terms include the ability of the Holder at the option of the Holder to convert such Convertible Promissory Notes.

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

Office space and related utilities and office expenses had been provided without charge by an officer and director of the Company through the change of control on July 30, 2013 through September 30, 2013 and such costs were provided for no consideration; accordingly, they had not been reflected herein.   On October 22, 2013 the Company requested Assignment of the Lease dated May 3, 2013 for the Company’s current office space to the Company and received assignment on January 21, 2014.  Terms of the lease required the following monthly payments beginning May 3, 2013: $2,650 for months 1-12, $4,331 for months 13-24, $4,633 for months 25-36, $4,935 for months 37-48 and $5,237 for months 49-60.  The following table summarized the lease payments for which the Company is obligated during each fiscal year:

	Year 1	Year 2	Year 3	Year 4	Year 5
Minimum lease payments	$ 12,281	$52,275	$55,901	$59,527	$57,613

Security Ownership of Certain Beneficial Owners and Management.

Common Stock

At February 28, 2014, the Company had 67,815,000 shares of common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of February 28, 2014 by:

•

each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock;

•

each of the Company’s directors;

•

each of the Company’s named executive officers; and

•

the Company’s named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 220 Congress Park Drive, Suite 301, Delray Beach, FL  33445.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of the Company’s common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of the Company’s common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership
Name	# of Shares	% of Class
Matthew H. Sage	0	0.0%
Ilona Mandelbaum(1)	0	0.0%
Raymond J. Talarico	1,999,995	2.95%

HSC Holdings LLC (1)	37,612,935	55.46%
All named executive officers and directors as a group (one person)	39,612,930	58.1%

(1) HSC Holdings LLC is a Florida limited liability company and its address is 3213 S. Olive Avenue, West Palm Beach, FL  33405.  Ms. Ilona Mandelbaum has voting and dispositive control over shares of the Company’s common stock owned of record by HSC Holdings LLC.

Preferred Stock

At February 28, 2014, the Company had 600,000 shares of Series B Super Voting Preferred Stock issued and outstanding. Each share of the Series B Super Voting Preferred carries specific Rights and Designations, stakeholders are encouraged to review the Rights and Privileges of the Series B Super Voting Preferred shares as found in the 8-K filed by the Company on November 22, 2103. The following table sets forth information regarding the beneficial ownership of the Company’s Series B Super Voting Preferred Stock as of February 28, 2014 by:

•

each person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock;

•

each of the Company’s directors;

•

each of the Company’s named executive officers; and

•

the Company’s named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 220 Congress Park Drive, Suite 301, Delray Beach, FL  33445.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our preferred stock outstanding on that date and all shares of the Company’s preferred stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of the Company’s preferred stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership (1)
Name	# of Shares	% of Class
Matthew H. Sage	0	0.0%
Ilona Mandelbaum(1)	0	0.0%
Raymond J. Talarico	0	0.0%
HSC Holdings LLC (2)	600,000	100.0%
All named executive officers and directors as a group (one person)	600,000	100.0%

(1) HSC Holdings LLC is a Florida limited liability company and its address is 3213 S. Olive Avenue, West Palm Beach, FL  33405.  Ms. Ilona Mandelbaum has voting and dispositive control over shares of the Company’s common stock owned of record by HSC Holdings LLC.

(2) each share of Series B Super Voting Preferred carries a 1,000 to 1 (1000:1) voting privilege, hence the issuance of such Series B Super Voting Preferred creates the right to vote 600,000,000 votes on matters before the Company and or voting control of  99.0% voting control of the corporation.

Directors and Executive Officers.

The following table provides information on the Company’s executive officer and director following the change of control as of February 28, 2014.

Name	Age	Position with the Company	Annual Compensation
Matthew H. Sage	57	Comptroller , Treasurer & Director	$120,000(1)
Ilona A. Mandelbaum	53	Secretary & Director	$0.00(2)
Raymond Talarico	53	President, Chief Executive Officer & Director	$120,000(3)

(1)The Company entered into a long term employment agreement with Mr. Sage on January 24, 2014.

(2)The Company has entered into negotiations and anticipates entering into a long term consulting agreement with HSC Holdings, LLC., during the next quarter. HSC Holdings LLC managing partner is Ilona Mandelbaum.

(3) The Company entered into a long term employment agreement with Mr. Sage on January 24, 2014.

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

Mr. Talarico is the majority shareholder of Intelakare Marketing, Inc. which had a Consulting & Distribution Agreement with the Company for $120,000 annually until he resigned as interim Chief Financial Officer and was elected as President and Chief Executive Officer of the Company on January 24, 2014.

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

Departure of Directors or Certain Officers, Election of Directors, Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On September 6, 2013, as reported in the subsequent Form 8-K during the period, Ms. Ilona A. Mandelbaum and Mr. Raymond Talarico were appointed to the Board of Directors of FileWarden.com and Ms. Mandelbaum was appointed Secretary.  On September 6, 2013 Mr. Matthew H. Sage, our President, was also appointed Treasurer.  On October 20, 2013 Mr. Talarico was appointed our interim Chief Financial Officer.

On January 24, 2014, as reported in the subsequent Form 8-K during the period, Mr. Matthew Sage, the President of the Company, resigned and accepted the position as Comptroller of the Company.  On the same day, Mr. Raymond Talarico resigned as interim Chief Financial Officer of the Company and was elected as President and Chief Executive Officer of the Company.  Both Messrs. Sage’s and Talarico’s executed employment agreements with the Company are described below.

Matthew Sage - Comptroller

On January 24, 2014, the Company entered into an Employment Agreement with Mr. Matthew Sage to which Mr. Sage was hired as Comptroller of the company.  Mr. Sage will receive a salary of $10,000 per month and will receive 1,218,750 restricted common shares of the Company valued at $8,125.  The initial term of the agreement is for 1 year.

Raymond J. Talarico - President and Chief Executive Officer

On January 24, 2014, the Company entered into an Employment Agreement with Mr. Raymond Talarico to which Mr. Talarico was hired as President and Chief Executive Officer of the company.  Mr. Talarico will receive a salary of $10,000 per month and will receive 1,218,750 restricted common shares of the Company valued at $8,125. The initial term of the agreement is for 1 year.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FileWarden.com

(Registrant)

Dated: April 14, 2014

By:  /s/ Raymond Talarico

Raymond Talarico, President, Chief Executive Officer and Director

(Principal Executive Officer)

Dated: April 14, 2014

By:  /s/ Matthew H. Sage

Matthew H. Sage, Comptroller and Director

(Principal Financial Officer)